Form 10-K405/A
period 1994-12-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1995-04-12
CIK 706005

                                                            OMB APPROVAL
                                                      OMB NUMBER  3235-0063
                                                     EXPIRES  OCTOBER 31, 1995
                                                     ESTIMATED AVERAGE BURDEN
                                                     HOURS PER RESPONSE .1701.00

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                DECEMBER 31, 1994
                               ------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number                         0-11982
                       --------------------------------------------------------

       CORPORATE PROPERTY ASSOCIATES 4, A CALIFORNIA LIMITED PARTNERSHIP
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                    13-3126150
- --------------------------------------------------------------------------------
   (State or other jurisdiction)            (I.R.S. Employer Identification No.)
 of incorporation or organization

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (212) 492-1100
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class       Name of each exchange on which registered

                NONE                                        NONE
- -------------------------------------   ---------------------------------------

- -------------------------------------   ---------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
- -------------------------------------------------------------------------------
                               (Title of Class)

- -------------------------------------------------------------------------------
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                     [X] Yes  [_] No

  Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.        [X]


  Aggregate market value of the voting stock held by non-affiliates of
Registrant:  There is no active market for Limited Partnership Units.

                                    PART III
                                    --------


  Item 10.  Directors and Executive Officers of the Registrant.
            --------------------------------------------------

       Registrant has no directors or officers. The directors and senior officers of the Corporate General Partner are as follows:

                                                                                Has Served as a
                                                                                Director and/or
        Name                   Age             Positions Held                   Officer Since (1)
        ----                   ---             --------------                   -----------------
  William Polk Carey           64    Chairman of the Board                             8/82
                                     Director
  Francis J. Carey             69    President                                         8/82
                                     Director
  George E. Stoddard           78    Chairman of the Investment Committee              8/82
                                     Director
  Raymond S. Clark             81    Chairman of the Executive Committee               8/82
                                     Director
  Barclay G. Jones III         34    Executive Vice President                          8/82
                                     Director
  Lawrence R. Klein            74    Chairman of the Economic Policy                   4/84
                                       Committee
                                     Director
  H. Cabot Lodge III           39    Executive Vice President                          8/83
                                     Director
  Madelon DeVoe Talley         63    Vice Chairman of the Board                        4/86
                                     Director
  Claude Fernandez             42    Executive Vice President                          3/83
                                     Chief Administrative Officer
  Gordon F. DuGan              28    Senior Vice President                             7/91
  John J. Park                 30    Senior Vice President                             7/91
                                     Director of Research
  Howard J. Altmann            31    First Vice President                              8/90
  H. Augustus Carey            37    First Vice President                              8/88
  Anthony S. Mohl              33    First Vice President                              1/90
  Michael D. Roberts           43    First Vice President                              4/89
                                     Controller
  Debra E. Bigler              42    Vice President                                    7/91
  Ted G. Lagried               43    Vice President                                    9/94


  (1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.


      William Polk Carey and Francis J. Carey are brothers and Raymond S. Clark is their brother-in-law. H. Augustus Carey is the nephew of William Polk Carey and Raymond S. Clark and the son of Francis J. Carey.

      A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

       William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate

  Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, Templeton College of Oxford University, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

       Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990 and has served as a member of the Board of Trustees of the Investment Program Association since 1990. From April 1987 until August 1992, he served as counsel to Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships and W.P. Carey and some of its affiliates. A real estate lawyer of more than 30 years' experience, he holds A.B. and J.D. degrees from the University of Pennsylvania.

       George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

       Raymond S. Clark is former President and Chief Executive Officer of the Canton Company of Baltimore and the Canton Railroad Company. A graduate of Harvard College and Yale Law School, he is presently a Director and Chairman of the Executive Committee of W.P. Carey and served as Chairman of the Board of W.P. Carey from its founding in 1973 until 1982. He is past Chairman of the Maryland Industrial Development Financing Authority.

       Barclay G. Jones III, Executive Vice President, Managing Director, and co-head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

       Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is a Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School, having joined the faculty in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and Oxford University and has been awarded the Nobel Prize in Economics as well as over 70 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisors.

       H. Cabot Lodge III, Executive Vice President, Managing Director, and co-head of the Investment Department, joined W.P. Carey in 1982 and was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Lodge received his A.B. degree from Harvard College in 1978 and his M.B.A. from Harvard Business School in 1983. Prior to attending business school he served as a research consultant and regional director of Harbridge House Inc. from June 1978 to July 1981.

       Madelon DeVoe Talley, served as a managing director of Rothschild, Inc. and as the President of its asset management division from 1982 to 1984. From 1978 to 1982, Ms. Talley was the Director of Investments and Cash Management of the Controller's Office of the State of New York directing the multi-billion dollar New York State Common Retirement Fund. She was Director of International Investments for the Dreyfus Corporation as well as Vice President of its money management division from 1970 to 1977. She is currently a member of the Board of Governors of the NASD, a director of Biocraft Laboratories and Alliance Capital, L.P., Global Asset Management funds, Smith Barney's TRAK and Income and Special Equity Funds, Laidlaw Covenant Fund and Schroder Asian Growth Fund. She is a member of the Investment Board of the New York State Employees Retirement Systems and was formerly a Trustee for the New York State Teachers Retirement System.

       Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in Accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

       Gordon F. DuGan, Senior Vice President, Investment Department, joined W.P. Carey as Assistant to the Chairman in May 1988 after graduating from the Wharton School of the University of Pennsylvania, where he concentrated in Finance.

       John J. Park, Senior Vice President and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

       Howard J. Altmann, First Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

       H. Augustus Carey, First Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

       Anthony S. Mohl, First Vice President, Portfolio Management, joined W.P. Carey as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

       Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. from Brandeis University and an M.B.A. from Northeastern University.

       Debra E. Bigler, Vice President, joined W.P. Carey in 1989 as an assistant marketing director, rising to her present position where she bears responsibility for investor services throughout the southern United States. She was previously employed by E. F. Hutton & Company for nine years where she began as a Marketing Associate in Private Placement, Sales and Marketing and was then promoted to Regional Director.

       Ted G. Lagreid, Vice President, joined W.P. Carey in 1994 and is regional director responsible for investor services in the western United States.
  Prior to joining the firm, he was employed by the Shurgard Capital Group, then for Sun America where he was an executive in its mutual funds group. He earned an A.B. from the University of Washington, received an M.P.A. from the University of Puget Sound and then spent eight years in the city of Seattle's Department of Community Development. Mr. Lagreid is a commissioner of the City of Oakland, California, serving on its Community and Economic Advisory Commission.

       The officers and directors of W.P. Carey are substantially the same as above.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CORPORATE PROPERTY ASSOCIATES 4
                        (a California limited partnership)

                        BY:  CAREY CORPORATE PROPERTY, INC.


     04/11/95           BY:   /s/ Claude Fernandez
   ------------             ----------------------
       Date             Claude Fernandez
                        Senior Vice President and
                        Chief Administrative Officer
                        (Principal Financial Officer)