Form 10-Q
period 1995-03-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1995-05-12
CIK 706005

                                                      --------------------------
                                                              OMB APPROVAL
                                                      --------------------------
                              UNITED STATES            OMB Number  3235-0070
                   SECURITIES AND EXCHANGE COMMISSION  Expires  October 31, 1995
                          Washington, D.C. 20549       Estimated average burden
                                                       hours per response 190.00
                                                      --------------------------

                             FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1995
                               -------------------------
                                      or

[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                0-11982
                      ----------------------------------------------------------

       CORPORATE PROPERTY ASSOCIATES 4, a California limited partnership
- - - - - - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        13-3126150
- - - - - - - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- - - - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212) 492-1100
- - - - - - - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- - - - - - - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                             [X]  Yes  [_]  No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                             [ ]  Yes  [_]  No

                       CORPORATE PROPERTY ASSOCIATES 4,
                       a California limited partnership



                                     INDEX



                                                            Page No.
                                                            --------

   PART I
   ------

   Item 1. - Financial Information*

              Balance Sheets, December 31, 1994 and
              March 31, 1995                                    2

              Statements of Income for the three
              months ended March 31, 1994 and 1995              3

              Statements of Cash Flows for the three
              months ended March 31, 1994 and 1995              4

              Notes to Financial Statements                    5-6

   Item 2. - Management's Discussion of Operations              7



   PART II
   -------

   Item 6. - Exhibits and Reports on Form 8-K                   8

   Signatures                                                   9



  *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                       CORPORATE PROPERTY ASSOCIATES 4,
                       a California limited partnership


                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS


                                            December 31,    March 31,
                                                1994           1995
                                            -------------  ------------
                                               (Note)      (Unaudited)
       ASSETS:
  Land and buildings, net of
    accumulated depreciation of
    $12,212,983 at December 31, 1994 and
    $12,501,992 at March 31, 1995            $22,375,100   $22,102,027
  Net investment in direct
    financing leases                          29,952,612    29,946,506
  Cash and cash equivalents                    2,509,451     2,505,908
  Accrued interest and  rents receivable         262,998       323,743
  Other assets                                 1,007,653     1,112,616
                                             -----------   -----------

        Total assets                         $56,107,814   $55,990,800
                                             ===========   ===========


       LIABILITIES:
  Mortgage notes payable                     $26,367,583   $26,034,789
  Accrued interest payable                       193,839       189,018
  Accounts payable and accrued expenses          610,264       512,389
  Accounts payable to affiliates                  31,427        36,885
  Prepaid rental income                          119,118       164,718
                                             -----------   -----------

        Total liabilities                     27,322,231    26,937,799
                                             -----------   -----------


       PARTNERS' CAPITAL:
  General Partners                              (486,282)     (470,237)

  Limited Partners (85,568 Limited
  Partnership Units issued and
  outstanding)                                29,271,865    29,523,238
                                             -----------   -----------
        Total partners' capital               28,785,583    29,053,001
                                             -----------   -----------
        Total liabilities and
          partners' capital                  $56,107,814   $55,990,800
                                             ===========   ===========


  The accompanying notes are an integral part of the financial statements.


  Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                       CORPORATE PROPERTY ASSOCIATES 4,
                       a California limited partnership


                       STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended
                                                March 31, 1994    March 31, 1995
                                              ------------------  --------------

  Revenues:
   Rental income from operating leases                $  800,557      $  808,127
   Interest income from direct financing
    leases                                             1,353,970       1,353,017
   Other interest income                                  24,656          26,658
   Revenue of hotel operations                           784,107         996,893
   Other income                                                           42,792
                                                      ----------      ----------
                                                       2,963,290       3,227,487
                                                      ----------      ----------

  Expenses:
   Interest on mortgages                                 594,678         594,519
   Depreciation                                          282,920         289,009
   General and administrative                            118,182         140,263
   Property expenses                                     148,519          93,130
   Amortization                                           31,130          31,150
   Operating expenses of hotel
    operations                                           503,136         589,468
                                                      ----------      ----------
                                                       1,678,565       1,737,539
                                                      ----------      ----------

     Net income                                       $1,284,725      $1,489,948
                                                      ==========      ==========

  Net income allocated to
   General Partners                                   $   77,083      $   89,397
                                                      ==========      ==========


  Net income allocated to
   Limited Partners                                   $1,207,642      $1,400,551
                                                      ==========      ==========



  Net income per Unit
   (85,568 Limited
   Partnership Units)                                    $14.11          $16.37
                                                         ======          ======


  The accompanying notes are an integral part of the financial statements.

                       CORPORATE PROPERTY ASSOCIATES 4,
                       a California limited partnership



                     STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                1994          1995
                                                                ----          ----
     Cash flows from operating activities:
      Net income                                             $ 1,284,725   $ 1,489,948
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                            314,050       320,159
        Other noncash items                                        5,154         3,152
        Net change in operating assets and
         liabilities                                             141,956      (245,542)
                                                             -----------   -----------

         Net cash provided by operating activities             1,745,885     1,567,717
                                                             -----------   -----------

     Cash flows from investing activities:
      Additional capitalized costs                              (274,643)      (15,936)
                                                             -----------   -----------

         Net cash used in investing activities                  (274,643)      (15,936)
                                                             -----------   -----------

     Cash flows from financing activities:
      Distributions to partners                               (1,217,979)   (1,222,530)
      Payments on mortgage principal                            (257,443)     (332,794)
                                                             -----------   -----------

         Net cash used in financing activities                (1,475,422)   (1,555,324)
                                                             -----------   -----------

           Net decrease in cash and cash
            equivalents                                           (4,180)       (3,543)

        Cash and cash equivalents, beginning of
         period                                                3,629,949     2,509,451
                                                             -----------   -----------

           Cash and cash equivalents, end of period          $ 3,625,769   $ 2,505,908
                                                             ===========   ===========




     Supplemental disclosure of cash flows information:

            Interest paid                                    $   613,533   $   599,340
                                                             ===========   ===========



     The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.


     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1995 are summarized as follows:

        Quarter Ended   General Partners  Limited Partners  Per Limited Partner Unit
      ----------------  ----------------  ----------------  ------------------------
     December 31, 1994     $73,352           $1,149,178            $13.43
                           =======           ==========            ======


     A distribution of $13.44 per Limited Partner Unit for the quarter ended March 31, 1995 was declared and paid in April 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31, 1994 and 1995, the Partnership incurred management fees of $28,692 and $27,003, respectively, and general and administrative expense reimbursements of $48,788 and $32,340, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1994 and 1995 were $12,411 and $44,386, respectively.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the three-month periods ended March 31, 1994 and 1995, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                          1994      %       1995      %
                                       ----------  ----  ----------  ----
     Genesco, Inc.                     $  523,755   24%  $  523,755   24%
     Simplicity Manufacturing, Inc.       499,178   23      499,178   23
     Hughes Markets, Inc.                 357,355   17      357,355   17
     Brodart Co.                          331,037   15      330,085   15
     Continental Casualty Company         177,257    8      185,727    9
     Family Dollar Stores, Inc.           140,400    7      136,800    6
     Petrocon Engineering, Inc.            89,367    4       92,066    4
     Winn-Dixie Stores, Inc.               36,178    2       36,178    2
                                       ----------  ---   ----------  ---
                                       $2,154,527  100%  $2,161,144  100%
                                       ==========  ===   ==========  ===



     Operating results of the hotel for the three-month periods ended March 31, 1994 and March 31, 1995 are summarized as follows:

                                                   1994        1995
                                                ----------  ----------
       Revenues                                 $ 784,107   $ 996,893
       Fees paid to hotel management company      (25,857)    (36,425)
       Other operating expenses                  (477,279)   (553,043)
                                                ---------   ---------
       Hotel operating income                   $ 280,971   $ 407,425
                                                =========   =========


     Note 5.  Property Leased to Agency Management Systems, Inc.:
              --------------------------------------------------

     The Partnership and Agency Management Systems, Inc. ("Agency Management"), which leases a property in College Station, Texas, and the lease guarantor, Continental Casualty Company, agreed to amend the existing lease effective February 1, 1995, subject to the consent of the property's mortgage lender. In exchange for the Partnership's funding of approximately $105,000 in capital improvements at the property, Agency Management's monthly rental increased from $59,086 to $61,844. The amended lease also provides for a scheduled rental increase on August 1, 1996 to $64,306 per month through October 31, 1998 at which time the lease term expires. The mortgage lender consented to the transaction on April 27, 1995.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



        Net income for the three-month period ended March 31, 1995 increased by $205,000 as compared with net income for the three-month period ended March 31, 1994. The increase is due to an increase in earnings of $126,000 from hotel operations, other income of $43,000 and a significant decrease in property expenses. The increase in hotel earnings resulted from the ability of the hotel's new manager to increase the average daily room rate for noncorporate customers with no significant change in occupancy rates, which reflected a modest increase to 86%. Other income reflects a concession allowed to the Partnership by a vendor which had been accrued as a payable at December 31, 1994. Property expenses decreased due to costs incurred in 1994 in connection with the assessment of liquidity alternatives. Lease revenues were unchanged for the comparable periods.

        There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $2,506,000 and cash provided from operating activities will be sufficient to meet the Partnership's current cash requirements which currently consist solely of paying quarterly distributions, meeting scheduled debt service obligations and funding replacements of furniture, fixtures and equipment for the hotel operations. As noted in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, future liquidity may be impacted by the anticipated termination of the Hughes Markets, Inc. lease in April 1996 and the Partnership's share of annual carrying costs for the property, which, if vacant, is estimated to be $467,000. In addition, the Partnership's share of the upgrade necessary to meet the Holiday Inn modernization plan is estimated to amount to $300,000 and would need to be invested over the next two years if the Partnership decides to retain its current Holiday Inn franchise.
     Management believes that such upgrade will be required even if the hotel does not retain its affiliation as a Holiday Inn. Included in other assets on the accompanying balance sheet at March 31, 1995, is a furniture, fixture and equipment reserve account of $339,000 which would be available to fund any necessary upgrade. The reserve account is funded by allocating 5% of hotel revenues to the reserve account. The Partnership amended its lease with Agency Management Systems, Inc. in which the Partnership agreed to fund improvements of approximately $105,000 in exchange for two scheduled rent increases over the remaining term of the lease.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                    During the quarter ended March 31, 1995, the Partnership was not required to file any reports on Form 8-K.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CORPORATE PROPERTY ASSOCIATES 4,
                                 a California limited partnership



                                 By:  CAREY CORPORATE PROPERTY, INC.



             05/10/95            By:      /s/ Claude Fernandez
           --------------                ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             05/10/95            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)