Form 10-Q
period 1995-06-30
CORPORATE PROPERTY ASSOCIATES 4
filed 1995-08-10
CIK 706005

                                                              OMB APPROVAL
                                                      --------------------------
                                                      OMB Number       3235-0070
                                                      Expires   October 31, 1995
                                                      Estimated average burden
                                                      hours per response  190.00
                                                      --------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1995
                               -------------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------------

Commission file number                0-11982
                      ----------------------------------------------------------

       CORPORATE PROPERTY ASSOCIATES 4, a California limited partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        13-3126150
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                [_] Yes    [_] No

                       CORPORATE PROPERTY ASSOCIATES 4,
                       a California limited partnership



                                     INDEX


                                                                   Page No.
                                                                   --------
PART I
------

Item 1. - Financial Information*

           Balance Sheets, December 31, 1994 and
           June 30, 1995                                               2

           Statements of Income for the three and six
           months ended June 30, 1994 and 1995                         3

           Statements of Cash Flows for the six
           months ended June 30, 1994 and 1995                         4

           Notes to Financial Statements                              5-6

Item 2. - Management's Discussion of Operations                       7-8


PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                             9

Signatures                                                             10



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                       CORPORATE PROPERTY ASSOCIATES 4,
                       a California limited partnership


                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS

                                             December 31,           June 30,
                                                 1994                 1995
                                             -------------        -------------
                                                 (Note)            (Unaudited)
         ASSETS:
Land and buildings, net of
  accumulated depreciation of
  $12,212,983 at December 31, 1994 and
  $12,794,134 at June 30, 1995                 $22,375,100          $21,884,958
Net investment in direct
  financing leases                              29,952,612           18,238,008
Cash and cash equivalents                        2,509,451           11,871,477
Accrued interest and rents receivable              262,998              173,653
Other assets                                     1,007,653            1,207,633
                                               -----------          -----------

         Total assets                          $56,107,814          $53,375,729
                                               ===========          ===========

       LIABILITIES:
Mortgage notes payable                         $26,367,583          $19,932,932
Accrued interest payable                           193,839              144,676
Accounts payable and accrued expenses              610,264              430,439
Prepaid rental income                              119,118               45,600
Accounts payable to affiliates                      31,427               56,559
                                               -----------          -----------

        Total liabilities                       27,322,231           20,610,206
                                               -----------          -----------

       PARTNERS' CAPITAL:
General Partners                                  (486,282)              73,189

Limited Partners (85,568 Limited
  Partnership Units issued and
  outstanding)                                  29,271,865           32,692,334
                                               -----------          -----------

        Total partners' capital                 28,785,583           32,765,523
                                               -----------          -----------

        Total liabilities and
           partners' capital                   $56,107,814          $53,375,729
                                               ===========          ===========

The accompanying notes are an integral part of the financial statements.

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                       CORPORATE PROPERTY ASSOCIATES 4,
                       a California limited partnership



                       STATEMENTS OF INCOME (UNAUDITED)


                                        Three Months Ended                Six Months Ended
                                   June 30, 1994  June 30, 1995  June 30, 1994     June 30, 1995
                                   -------------  -------------  -------------     -------------
Revenues:
  Rental income from
    operating leases                  $  800,557     $  812,363     $1,601,114        $1,620,490
  Interest income from
    direct financing leases            1,353,746      1,352,754      2,707,716         2,705,771
  Other interest income                   28,197         24,866         52,853            51,524
  Revenue of hotel operations            722,163        951,953      1,506,270         1,948,846
  Other income                                            1,972                           44,764
                                      ----------     ----------     ----------        ----------
                                       2,904,663      3,143,908      5,867,953         6,371,395
                                      ----------     ----------     ----------        ----------
Expenses:
  Interest on mortgages                  589,552        605,848      1,184,230         1,200,367
  Depreciation                           281,528        292,142        564,448           581,151
  General and administrative              99,687        103,723        217,869           243,986
  Property expense                       291,148         79,866        439,667           172,996
  Amortization                            31,170         31,150         62,300            62,300
  Operating expenses of
    hotel operations                     494,867        593,089        998,003         1,182,557
                                      ----------     ----------     ----------        ----------
                                       1,787,952      1,705,818      3,466,517         3,443,357
                                      ----------     ----------     ----------        ----------

    Income before gain on
      sale of real estate              1,116,711      1,438,090      2,401,436         2,928,038

  Gain on sale of real estate                         3,497,872                        3,497,872
                                      ----------     ----------     ----------        ----------

      Net income                      $1,116,711     $4,935,962     $2,401,436        $6,425,910
                                      ==========     ==========     ==========        ==========

Net income allocated
  to General Partners                 $   67,003     $  616,832     $  144,086        $  706,229
                                      ==========     ==========     ==========        ==========

Net income allocated
  to Limited Partners                 $1,049,708     $4,319,130     $2,257,350        $5,719,681
                                      ==========     ==========     ==========        ==========

Net income per Unit
  (85,568 Limited
  Partnership Units)                      $12.27         $50.47         $26.38            $66.84
                                      ==========     ==========     ==========        ==========

The accompanying notes are an integral part of the financial statements.

                       CORPORATE PROPERTY ASSOCIATES 4,
                       a California limited partnership



                     STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                  Six Months Ended
                                                                       June 30,
                                                           ------------------------------
                                                               1994              1995
                                                           -------------     ------------
Cash flows from operating activities:
  Net income                                               $  2,401,436      $ 6,425,910
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                               626,748          643,451
    Other noncash items                                          10,531           12,476
    Gain on sale of real estate                                               (3,497,872)
    Net change in operating assets and liabilities              (41,715)        (450,309)
                                                           ------------      -----------
      Net cash provided by operating activities               2,997,000        3,133,656
                                                           ------------      -----------

Cash flows from investing activities:
  Proceeds from sale of real estate                                           15,200,000
  Additional capitalized costs                                 (646,302)         (91,009)
                                                           ------------      -----------
      Net cash (used in) provided by investing                 (646,302)      15,108,991
                                                           ------------      -----------

Cash flows from financing activities:
  Distributions to partners                                  (2,436,868)      (2,445,970)
  Payments on mortgage principal                               (524,343)        (712,143)
  Prepayment of mortgage payable                                              (5,722,508)
                                                           ------------      -----------
      Net cash used in financing activities                  (2,961,211)      (8,880,621)
                                                           ------------      -----------
        Net (decrease) increase in cash and
          cash equivalents                                     (610,513)       9,362,026


  Cash and cash equivalents, beginning of period              3,629,949        2,509,451
                                                           ------------      -----------

        Cash and cash equivalents, end of period           $  3,019,436      $11,871,477
                                                           ============      ===========

Supplemental disclosure of cash flows information:

        Interest paid                                      $  1,209,740      $ 1,249,530
                                                           ============      ===========


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


Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the six months ended June 30, 1995 are summarized as follows:


Quarter Ended             General Partners  Limited Partners  Per Limited Partner Unit
-------------             ----------------  ----------------  ------------------------

December 31, 1994                  $73,352        $1,149,178           $13.43
                                   =======        ==========           ======
March 31, 1995                     $73,406        $1,150,034           $13.44
                                   =======        ==========           ======


A distribution of $13.50 per Limited Partner Unit for the quarter ended June 30, 1995 was declared and paid in July 1995.

A special distribution of $43,216 to the Individual General Partner and $4,278,400 to the Limited Partners was declared and paid in July 1995.


Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month and six-month periods ended June 30, 1994, the Partnership incurred management fees of $23,587 and $52,279, respectively, and general and administrative expense reimbursements of $39,215 and $88,003, respectively. For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $26,491 and $53,494, respectively, and general and administrative expense reimbursements of $10,390 and $42,730, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1994 and 1995 were $28,343 and $77,092, respectively.

The Amended Agreement of Limited Partnership (the "Limited Partnership Agreement") provides that any gains from sales are first allocated to partners with negative capital balances. As a result of their negative capital balances, the General Partners were allocated a portion of the gain on sale of real estate described in Note 5 to the Financial Statement as well as the related tax liability. Pursuant to the Limited Partnership Agreement, the allocation of distributions from sales are allocated 1% to the Individual General Partner and 99% to the Limited Partners. Cash distributions from operations are not affected by the aforementioned allocation of gain.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the six-month periods ended June 30, 1994 and 1995, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                     1994      %       1995      %
                                  ----------  ----  ----------  ----
Genesco, Inc.                     $1,047,510   24%  $1,047,510   24%
Simplicity Manufacturing, Inc.       998,356   23      998,356   23
Hughes Markets, Inc.                 714,710   17      714,710   17
Brodart Co.                          661,850   15      659,906   15
Continental Casualty Company         354,514    8      375,689    9
Family Dollar Stores, Inc.           280,800    7      273,600    6
Petrocon Engineering, Inc.           178,734    4      184,134    4
Winn-Dixie Stores, Inc.               72,356    2       72,356    2
                                  ----------  ---   ----------  ---
                                  $4,308,830  100%  $4,326,261  100%
                                  ==========  ===   ==========  ===

Operating results of the hotel for the six-month periods ended June 30, 1994 and 1995 are summarized as follows:

                                          Six Months Ended
                                   June 30, 1994   June 30, 1995
                                   --------------  --------------
Revenues                            $1,506,370     $ 1,948,846
Fees paid to hotel management          (38,649)        (69,605)
  company
Other operating expenses              (959,354)     (1,112,952)
                                    ----------     -----------
Hotel operating income              $  508,367     $   766,289
                                    ==========     ===========

Note 5.  Gain on Sale of Real Estate:
         ---------------------------

On June 30, 1995, the Partnership sold its property in Allentown, Pennsylvania, which it purchased in June 1983 for $11,702,128, to its lessee, Genesco, Inc. ("Genesco") for $15,200,000 and recognized a gain on the sale of $3,497,872. In connection with the sale, the Partnership paid off an existing nonrecourse mortgage loan on the Genesco property for $5,722,508. All of the costs related to the sale of the property and satisfaction of the loan were paid by Genesco. Pursuant to the Limited Partnership Agreement, an affiliate may receive a real estate commission of up to $456,000 with respect to the sale. Such commission amount will be retained by the Partnership until the subordination provisions of the Limited Partnership Agreement are satisfied.

The Genesco lease, which had an initial term scheduled to expire in June 2003, provided annual rentals of $2,095,020 and cash flow of $1,081,744, after annual debt service on the mortgage loan of $1,013,276. The mortgage was also scheduled to fully amortize in June 2003.

The Partnership used a portion of the net proceeds of $9,477,492 to pay a special distribution to Limited Partners of $4,278,400 ($50 per Limited Partnership Unit) and $43,216 to the Individual General Partner. The special distribution was declared and paid in July 1995.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations:
---------------------

   Net income for the three-month and six-month periods ended June 30, 1995 increased by $3,819,000 and $4,024,000, respectively, as compared with net income for the three-month and six-month periods ended June 30, 1994. A substantial portion of the increase was due to the gain of $3,498,000 on the sale of a Partnership property on June 30, 1995. Net of the effect of the sale, income for the comparable three-month and six-month periods would have still reflected increases of $321,000 and $526,000, respectively. Approximately $45,000 of other income for the six-month period ended June 30, 1995 was from a nonrecurring item. For both the three-month and six-month periods, the increase in income before the gain on sale was attributable to increased earnings from the hotel operation and a decrease in property expense. Earnings from the hotel operations have continued to benefit from the ability to sustain the increase in the average daily room rate for noncorporate customers in 1995. The occupancy rate of approximately 85% reflected increases for the periods ended June 30, 1995 as compared with the occupancy rates for the periods ended June 30, 1994. The current occupancy rate is consistent with historical levels. Occupancy rates in 1994 were negatively impacted by renovation work which was performed during 1994 and resulted in a decrease in the occupancy rate to 79% for the three-month period ended June 30, 1994. The decrease in property expense was due to higher costs in 1994 related to the Partnership's assessment of liquidity alternatives. Although the Partnership has generally experienced a trend of decreasing interest expense over the past several years, the current three-month and six-month periods have reported a moderate increase as the result of the floating rate obligation of the mortgage loan cross-collateralized by three of the Partnership's properties and which had an outstanding balance of $7,220,000 at June 30, 1995. As described below, future results of operations and operating cash flow will be significantly affected by the sale of the property leased to Genesco, Inc. ("Genesco"); Genesco contributed 24% of the Partnership's lease revenues and represented approximately 18% of the Partnership's gross investment in real estate.



Financial Condition:
-------------------

   There has been no material change in the Partnership's financial condition since December 31, 1994. Cash balances increased by $9,362,000 to $11,871,000 primarily as the result of the receipt of proceeds from the sale of the Genesco property, net of $9,477,000 paid to satisfy the related mortgage loan obligation. Since June 30, 1995, a special distribution of approximately $4,322,000 has been declared and paid. Cash flow from operating activities for the six-month period ended June 30, 1995 was sufficient to pay quarterly distributions to partners and a substantial portion of principal payment installments on the Partnership's mortgage loans. Management has not yet made a determination as to the most appropriate use for the remaining $5,155,000 generated from the sale of the Genesco property. Alternatives include, but are not limited to, paying off higher interest mortgage debt or maintaining higher cash reserves as the Partnership is faced with some uncertainty with regard to the expiration of the lease in April 1996 with Hughes Markets, Inc. ("Hughes") on the Partnership's property in Los Angeles, California.

   As a result of the sale of the Genesco property, the Partnership's cash flow will decrease by $1,082,000 (based on Genesco rent, net of the debt service obligation on that property). As future cash flow from operations will decrease as a result of the sale, the dollar amount of quarterly distributions will not reach the same level achieved prior to the sale of the property, however, the distribution rate may continue to increase as the distribution rate takes into account capital returned to limited partners. The special distribution paid in July 1995 of $50 per Limited Partnership Unit and represents a return of 10% of the original capital of $500 per Limited Partnership Unit.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



Financial Condition, continued:
------------------------------

   As noted in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, future liquidity may be impacted by the scheduled termination of the Hughes Markets, Inc. ("Hughes") lease in April 1996 and the Partnership's share of annual carrying costs for the property, which, if vacant, is estimated to be $467,000. The Partnership is in the process of remarketing the Hughes property. The Partnership is in the discussion stage with a potential long-term tenant and has entered into preliminary discussions with Hughes regarding a short-term extension. There can be no assurance that a long-term lease or a short-term extension will be executed. As the result of successful discussions with Holiday Inn, the Partnership's hotel at the New Orleans Airport will not be subject to Holiday Inn's core modernization plan as major renovations have been made since 1989. The Partnership is currently committed to retaining the hotel's affiliation with Holiday Inn as a franchisee. Included in other assets on the accompanying balance sheet at June 30, 1995, is a furniture, fixture and equipment reserve account for the hotel of $355,000. The reserve account is funded by allocating 5% of hotel revenues to the reserve account and the Partnership does not anticipate utilizing any funds in excess of the reserve amount to fund any improvements or purchases of furniture, fixtures and equipment within the next 12 months.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                                    PART II
                                    -------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)   Exhibits:

           None

     (b)   Reports on Form 8-K:

               During the quarter ended June 30, 1995, the Partnership was not required to file any reports on Form 8-K.

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


                                 CORPORATE PROPERTY ASSOCIATES 4,
                                 a California limited partnership



                                 By:  CAREY CORPORATE PROPERTY, INC.
                                 ---  ------------------------------


             08/9/95             By:      /s/ Claude Fernandez
           -------------                 ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             08/9/95             By:      /s/ Michael D. Roberts
           -------------                 -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)