Form 10-Q
period 1995-09-30
CORPORATE PROPERTY ASSOCIATES 4
filed 1995-11-09
CIK 706005

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1995
                               ---------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                to

Commission file number                 0-11982
                                       -------

       CORPORATE PROPERTY ASSOCIATES 4, a California limited partnership
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                  13-3126150
         ----------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
----------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
                                ---------------
             (Registrant's telephone number, including area code)


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

                                                        [X] Yes  [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                        [ ] Yes  [ ] No

                         CORPORATE PROPERTY ASSOCIATES 4
                       (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------

     PART I
     ------

     Item 1. - Financial Information*

        Balance Sheets, December 31, 1994 and
        September 30, 1995                                              2

        Statements of Income for the three and nine
        months ended September 30, 1994 and 1995                        3

        Statements of Cash Flows for the nine
        months ended September 30, 1994 and 1995                        4

        Notes to Financial Statements                                  5-6

     Item 2. - Management's Discussion of Operations                   7-8


     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                         9

     Signatures                                                        10



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                            December 31,   SEPTEMBER 30,
                                                1994            1995
                                            -------------  --------------
                                               (Note)       (UNAUDITED)
       ASSETS:
  Land and buildings, net of
    accumulated depreciation of
    $12,212,983 at December 31, 1994 and
    $13,082,961 at September 30, 1995        $22,375,100     $21,716,040
  Net investment in direct
    financing leases                          29,952,612      18,231,362
  Cash and cash equivalents                    2,509,451       7,326,823
  Accrued interest and  rents receivable         262,998         201,888
  Other assets                                 1,007,653       1,036,803
                                             -----------     -----------

        Total assets                         $56,107,814     $48,512,916
                                             ===========     ===========


       LIABILITIES:
  Mortgage notes payable                     $26,367,583     $19,712,408
  Accrued interest payable                       193,839         137,779
  Accounts payable and accrued expenses          610,264         421,920
  Prepaid rental income                          119,118
  Accounts payable to affiliates                  31,427          72,254
                                             -----------     -----------

        Total liabilities                     27,322,231      20,344,361
                                             -----------     -----------


       PARTNERS' CAPITAL:

  General Partners                              (486,282)         21,840

  Limited Partners (85,568 Limited
  Partnership Units issued and
  outstanding)                                29,271,865      28,146,715
                                             -----------     -----------

        Total partners' capital               28,785,583      28,168,555
                                             -----------     -----------

        Total liabilities and
          partners' capital                  $56,107,814     $48,512,916
                                             ===========     ===========


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                        STATEMENTS OF INCOME (UNAUDITED)


                                          Three Months Ended                       Nine Months Ended
                                September 30, 1994  SEPTEMBER 30, 1995   September 30, 1994  SEPTEMBER 30, 1995
                                ------------------  -------------------  ------------------  ------------------
Revenues:
 Rental income from
  operating leases                      $  660,157          $  812,362           $2,261,271          $2,432,852
 Interest from direct
  financing leases                       1,353,513             828,723            4,061,229           3,534,494
 Other interest income                      26,424             103,049               79,277             154,573
 Revenue of hotel operations               775,723             918,388            2,281,993           2,867,234
 Other income                                                                                            44,764
                                        ----------          ----------           ----------          ----------
                                         2,815,817           2,662,522            8,683,770           9,033,917
                                        ----------          ----------           ----------          ----------

Expenses:
 Interest on mortgages                     597,583             453,836            1,781,813           1,654,203
 Depreciation                              287,913             288,827              852,361             869,978
 General and administrative                103,724             103,781              321,593             347,767
 Property expense                          329,909              59,868              769,576             232,864
 Amortization                               31,151              25,768               93,451              88,068
 Operating expenses of
  hotel operations                         540,071             609,118            1,538,074           1,791,675
                                        ----------          ----------           ----------          ----------
                                         1,890,351           1,541,198            5,356,868           4,984,555
                                        ----------          ----------           ----------          ----------

  Income before gain on
  sale of real estate                      925,466           1,121,324            3,326,902           4,049,362

Gain on sale of real
 estate                                                       (167,774)                               3,330,098
                                        ----------          ----------           ----------          ----------

   Net income                           $  925,466          $  953,550           $3,326,902          $7,379,460
                                        ==========          ==========           ==========          ==========


Net income allocated
 to General
 Partners                               $   55,528          $   65,601           $  199,614          $  771,830
                                        ==========          ==========           ==========          ==========

Net income allocated
 to Limited
 Partners                               $  869,938          $  887,949           $3,127,288          $6,607,630
                                        ==========          ==========           ==========          ==========

Net income per Unit
 (85,568 Limited
 Partnership Units)                         $10.17              $10.38               $36.55              $77.22
                                        ==========          ==========           ==========          ==========



The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                   ----------------------------
                                                                       1994           1995
                                                                   ------------  --------------
     Cash flows from operating activities:
      Net income                                                   $ 3,326,902    $  7,379,460
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                  945,812         958,046
        Other noncash items                                             16,141           7,305
        Gain on sale of real estate                                                 (3,330,098)
        Net change in operating assets and liabilities                  94,279        (534,760)
                                                                   -----------    ------------

         Net cash provided by operating activities                   4,383,134       4,479,953
                                                                   -----------    ------------

     Cash flows from investing activities:
      Proceeds from sale of real estate                                             15,200,000
      Additional capitalized costs                                    (790,212)       (210,918)
                                                                   -----------    ------------

         Net cash (used in) provided by investing activities          (790,212)     14,989,082
                                                                   -----------    ------------

     Cash flows from financing activities:
      Distributions to partners                                     (3,656,667)     (7,996,488)
      Payments on mortgage principal                                  (842,573)       (932,667)
      Prepayment of mortgage payable                                                (5,722,508)
                                                                   -----------    ------------

         Net cash used in financing activities                      (4,499,240)    (14,651,663)
                                                                   -----------    ------------


           Net (decrease) increase in cash and cash equivalents       (906,318)      4,817,372

        Cash and cash equivalents, beginning of period               3,629,949       2,509,451
                                                                   -----------    ------------

           Cash and cash equivalents, end of period                $ 2,723,631    $  7,326,823
                                                                   ===========    ============

     Supplemental disclosure of cash flows information:

            Interest paid                                          $ 1,807,741    $  1,710,263
                                                                   ===========    ============

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


     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the nine months ended September 30, 1995 are summarized as follows:


Quarter Ended                  General Partners  Limited Partners  Per Limited Partner Unit
-----------------------------  ----------------  ----------------  ------------------------

     December 31, 1994             $73,352        $1,149,178                $13.43
                                   =======        ==========                ======
     March 31, 1995                $73,406        $1,150,034                $13.44
                                   =======        ==========                ======
     June 30, 1995                 $73,734        $1,155,168                $13.50
                                   =======        ==========                ======
     Special distribution -
      paid July 1995               $43,216        $4,278,400                $50.00
                                   =======        ==========                ======

     A distribution of $12.15 per Limited Partner Unit for the quarter ended September 30, 1995 was declared and paid in October 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and nine-month periods ended September 30, 1994, the Partnership incurred management fees of $23,277 and $75,556, respectively, and general and administrative expense reimbursements of $34,450 and $112,453, respectively. For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $19,642 and $73,136, respectively, and general and administrative expense reimbursements of $28,450 and $71,180, respectively.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1994 and 1995 were $36,173 and $101,250, respectively.

     The Amended Agreement of Limited Partnership (the "Limited Partnership Agreement") provides that any gains from sales are first allocated to partners with negative capital balances. As a result of their negative capital balances, the General Partners were allocated a portion of the gain on sale of real estate leased by Genesco, Inc. described in Quarterly Report on Form 10-Q for the period ended June 30, 1995 as well as the related tax liability. Pursuant to the Limited Partnership Agreement, the allocation of distributions from sales are allocated 1% to the Individual General Partner and 99% to the Limited Partners. The allocation of cash distributions from operations are not affected by the aforementioned allocation of gain.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. For the nine-month periods ended September 30, 1994 and 1995, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                          1994      %       1995      %
                                       ----------  ----  ----------  ----
     Simplicity Manufacturing, Inc.    $1,497,533   24%  $1,497,533   25%
     Hughes Markets, Inc.               1,072,065   17    1,072,065   18
     Genesco, Inc.                      1,571,265   25    1,047,510   18
     Brodart Co.                          992,431   16      989,451   17
     Continental Casualty Company         531,770    8      565,652    9
     Family Dollar Stores, Inc.           280,800    4      410,400    7
     Petrocon Engineering, Inc.           268,102    4      276,201    4
     Winn-Dixie Stores, Inc.              108,534    2      108,534    2
                                       ----------  ---   ----------  ---
                                       $6,322,500  100%  $5,967,346  100%
                                       ==========  ===   ==========  ===




     Operating results of the hotel for the nine-month periods ended September 30, 1994 and 1995 are summarized as follows:

                                          1994          1995
                                      ------------  ------------

     Revenues                         $ 2,281,993   $ 2,867,234
     Fees paid to hotel management
       company                            (53,626)      (95,033)
     Other operating expenses          (1,484,448)   (1,696,642)
                                      -----------   -----------
     Hotel operating income           $   743,919   $ 1,075,559
                                      ===========   ===========


                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------

        Net income for the three-month and nine-month periods ended September 30, 1995 increased by $28,000 and $4,053,000, respectively, as compared with net income for the three-month and nine-month periods ended September 30, 1994. A substantial portion of the increase for the nine-month period ended September 30, 1995 was due to the gain of $3,330,000 on the sale of Genesco, Inc. ("Genesco") property in June 1995. Net of the effect of the sale, income for the comparable three-month and nine-month periods would have still reflected increases of $196,000 and $722,000, respectively. For both the three-month and nine-month periods, the increase in income before the gain on sale was primarily attributable to an increase in earnings from the hotel operation, a decrease in property expense and, to a lesser extent, an increase in other interest income. The increase in other interest income was due to an increase in average cash balances subsequent to the Genesco sale. This was partially offset by lower operating revenues (lease revenue less related mortgage interest) for both the three-month and nine-month periods as a result of the Genesco property sale.

        Earnings from the hotel operations have continued to benefit from a sustained increase in the average daily room rate in 1995. The occupancy rate of approximately 82% reflected an increase for the nine-month period ended September 30, 1995 as compared with the similar period in 1994 while the occupancy rates for the comparable three-month periods were approximately 79%. The current occupancy rate approximates historical levels. Due to renovation work performed in 1994, there were fewer rooms available which negatively impacted the hotel's results of operations. The decrease in property expense was due to costs incurred in 1994 related to the Partnership's assessment of liquidity alternatives. Other interest income increased due to higher cash balances due to the sale of the Genesco property. As described below, future results of operations and cash flow will be significantly affected by the sale of the Genesco property as revenues from the Genesco lease represented 24% and 18% of the Partnership's lease revenues and gross investment in real estate assets, respectively.


     Financial Condition:
     -------------------

        There has been no material change in the Partnership's financial condition since December 31, 1994. Cash balances increased to $7,327,000 primarily as the result of the receipt of proceeds from the sale of the Genesco property, net of the payment made to satisfy the related mortgage loan obligation. In July 1995, the Partnership paid a special distribution of $4,322,000 from the Genesco sale proceeds. Cash flow from operating activities for the nine-month period ended September 30, 1995 was sufficient to pay quarterly distributions from operations to partners and a substantial portion of principal payment installments on the Partnership's mortgage loans. Management is currently evaluating the most appropriate use for the remaining $5,155,000 generated from the sale of the Genesco property. Alternatives include, but are not limited to, paying off mortgage debt or maintaining higher cash reserves.

        As a result of the sale of the Genesco property, the Partnership's cash flow will decrease by $1,082,000 (lease revenues, net of mortgage installment payments). Although future cash flow will decrease as a result of the sale and the dollar amount of quarterly distributions are not expected to match the level achieved prior to the sale of the property, the distribution rate as adjusted for return of capital as defined, is expected to continue to increase as the distribution rate takes into account capital returned to limited partners through special distributions. The special distribution paid in July 1995 of $50 per Limited Partnership Unit represents a return of 10% of the original capital of $500 per Limited Partnership Unit. Limited partners have received returns of capital of $70 per Limited Partner Unit as special distributions since the inception of the Partnership.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



     Financial Condition, continued:
     ------------------------------


        As noted in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, future liquidity may be impacted by the scheduled termination of the Hughes Markets, Inc. lease in April 1996 and the Partnership's share of annual carrying costs for the property, which, if vacant, is estimated to be $467,000. Although there is a possibility that the Partnership may need to incur carrying costs at the termination of the lease, there is a reasonable probability that the lease will be extended until late 1997, which would give the Partnership the opportunity to minimize any period of vacancy which might occur after the extension term. The Partnership maintains a reserve account to replace furniture, fixtures and equipment at its hotel operations which is funded by allocating 5% of hotel revenues to the reserve account. The Partnership does not anticipate utilizing any funds in excess of the reserve amount to fund any replacements of furniture, fixtures and equipment within the next year.
     The furniture, fixture and equipment reserve account for the hotel of $391,000 is included in other assets on the accompanying balance sheet at September 30, 1995.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                                    PART II
                                    -------


     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                  During the quarter ended September 30, 1995, the Partnership was not required to file any reports on Form 8-K.

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



             11/09/95            By:      /s/ Claude Fernandez
           --------------                ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             11/09/95            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)