Form 10-K405
period 1995-12-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1996-03-29
CIK 706005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended        December 31, 1995
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________________to _____________________

Commission file number    0-11982
                      ----------------------------------------------------------

        CORPORATE PROPERTY ASSOCIATES 4, a California limited partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      13-3126150
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code         (212) 492-1100
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

               NONE                                           NONE
--------------------------------                --------------------------------

--------------------------------                --------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. [ X ] Yes     [   ] No


    Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART I

Item 1.  Business.

     Registrant  is engaged in the  business  of  investing  in  commercial  and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on August 10, 1982. The General Partners of Registrant are Carey Corporate Property, Inc. (the "Corporate General Partner"), a Delaware corporation and William Polk Carey (the "Individual General Partner"). The Corporate General Partner is 79.9% owned by W. P. Carey & Co., Inc. ("W.P. Carey"), 10.1% owned by William P. Carey ("Carey"), and 10% owned by Lehman Brothers Inc. The Corporate General Partner and the Individual General Partner and/or certain affiliates are also the General Partners of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9") and the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has a management agreement with Carey Corporate Property Management Company ("Carey Management"), a division of W.P. Carey. According to the terms of this agreement, Carey Management performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated October 28, 1982, as supplemented by Supplements dated December 2, 1982, January 11, 1983 and May 25, 1983, filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 and such Prospectus and such Supplements are incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

     Registrant has two industry segments consisting of (a) the investment in and the leasing of industrial and commercial real estate and (b) the operation of a hotel business. Registrant assumed the operation of a hotel business in August 1992 in connection with the eviction of a tenant. By operating the hotel business, Management is seeking to preserve the value of the underlying investment while generating a contribution to Registrant's operating cash flow. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

     The properties owned by Registrant are described in Properties in Item 2. Registrant's entire net proceeds from the public offering, less any return of capital and a working capital reserve have been fully invested in net leased commercial and industrial real estate since March 12, 1984, the date of Registrant's final real estate acquisition.

     For the year ended December 31, 1995, revenues from properties occupied by lease obligors which accounted for 10% or more of leasing revenues of Registrant were as follows: Simplicity Manufacturing Inc. ("Simplicity"), 26%; Hughes Markets, Inc. ("Hughes"), 19%; Brodart Co. ("Brodart"), 17%; Genesco, Inc. ("Genesco"), 14% and Continental Casualty Company ("Continental"), 10%. No other property owned by Registrant accounted for 10% or more of its total leasing revenues during 1995. Revenues from the industrial and commercial real estate segment represent approximately 64% of total revenues. For the year ended December 31, 1995, gross revenues from the hotel business segment were $3,835,000 (approximately 32% of total revenues). The hotel property is located in Kenner, Louisiana and is owned as a tenant-in-common with CPA(R):8. See Note 9 to the Consolidated Financial Statements in Item 8.

     Six of Registrant's nine real estate properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant's lease with Petrocon Engineering, Inc. ("Petrocon") for the property in Beaumont, Texas is not a net lease and Registrant absorbs a portion of the property operating expenses. The property located in Salisbury, North Carolina is currently net leased to Family Dollar Stores, Inc. ("Family Dollar") under a short-term lease and since August 1992 the Holiday Inn New Orleans Airport in Kenner has been operated by Registrant. Registrant believes that the insurance and indemnity provided on its behalf by its lessees at its net leased properties provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on its leased properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. For properties not subject to net leases, Registrant also has primary property and liability insurance coverages which Management believes to be adequate. Presently, there are no claims pending for property damages or liability claims known to Registrant that would have a material adverse effect on Registrant's financial condition or liquidity even in the event that a lessee is unable to fulfill its indemnity obligation to the Registrant.

     As described above, lessees, other than Petrocon, retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. In addition, the Petrocon lease includes escalation provisions which pass through certain increases in operating expenses to Petrocon. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases during the initial lease term which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. The lease with Hughes for a dairy processing plant in Los Angeles, California, which accounts for 19% of Registrant's leasing revenues, is due to expire in April 1996. Registrant has entered into negotiations with Hughes for a two-year lease extension, however, there is no assurance that an extension will be executed. Registrant intends to remarket the property in the event that an agreement with Hughes is not reached. Except for the lease with Petrocon which expires in November 1997 and which represents approximately 5% of Registrant's leasing revenue and the lease with Family Dollar which was extended for one year through April 1997, all of Registrant's other leases expire between 1998 and 2008 and provide for multiple renewal terms of generally 5 years per renewal term. Registrant's lease with Simplicity provides for a purchase option which is exercisable in 1998 at the greater of fair market value, as defined in the lease, or $9,684,000.

     As Registrant's objective has been to invest in properties which are occupied by a single corporate tenant and subject to long-term leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties have not been generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy has been to identify properties which included operations of material importance to the lessee so that the lessee may be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Because Registrant's properties in Beaumont, Texas and Salisbury, North Carolina are both subject to short-term leases with one tenant, the properties may be subject to current market conditions. In addition, if Registrant is not able to reach an agreement with Hughes, the property will also be subject to current market conditions. The Beaumont property is currently leased at market rates and Registrant does not expect rentals to significantly change in the event that a lease extension is executed. The Salisbury property was leased in December 1994 to Family Dollar under a short-term lease. Other leased properties have terms which are not scheduled to expire until after the year 2000. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification. Although Registrant's hotel is subject to the competitive conditions that would be expected of a hotel situated near the commercial airport of a major metropolitan area, the hotel has maintained occupancy rates of approximately 85% and 82% in 1995 and 1994.

     Registrant and Agency Management Systems, Inc. ("Agency Management"), which leases a property in College Station, Texas, and the lease guarantor, Continental, agreed to amend an existing lease effective February 1, 1995. In exchange for Registrant's funding of approximately $105,000 in capital improvements at the property, Agency Management's monthly rental increased from $59,086 to $61,844. The amended lease also provides for a scheduled rental increase on August 1, 1996 to $64,306 per month through October 31, 1998 at which time the lease term expires.

     On June 30, 1995, Registrant sold its property in Allentown, Pennsylvania, which it purchased in June 1983 for $11,702,128, to Genesco, the lessee, for $15,200,000 and recognized a gain on the sale of $3,330,098. In connection with the sale, Registrant paid off the remaining balance of a nonrecourse mortgage loan on the Genesco property for $5,722,508. Registrant used a portion of the net proceeds of $9,477,492 to pay a special distribution to Limited Partners of $4,278,400 ($50 per Limited Partnership Unit) and $43,216 to the Individual General Partner in July 1995.

     Registrant voluntarily contracted for Phase I environmental reviews of all of its properties in 1993. Registrant believes, based on the results of such reviews and Phase II environmental reviews on certain of its properties in 1994, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Phase II reviews were only performed on certain properties based on the recommendations of the Phase I reviews. Portions of certain properties have been subject to a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. In many instances, tenants are actively engaged in the remediation process and addressing identified conditions. For those conditions which were identified, Registrant advised its tenants of such findings and of their obligations to perform any required remediation. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties. Accordingly, Management believes that the ultimate resolution of any environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

     Registrant does not have any employees. In February 1995, Registrant engaged American General Hospitality Corp., a hotel management company, to manage Registrant's hotel operation. The Corporate General Partner of Registrant, together with its affiliates, employ twelve individuals who perform accounting, secretarial and transfer services for Registrant. Gemisys Inc. also performs certain transfer services for Registrant and the Bank of New York performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services for Registrant. W.P. Carey has substantially the same officers as the Corporate General Partner.

Item 2. Properties.

     Registrant's properties are as follows:

     LEASE                                                                                         TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                         INTEREST
    -------                       ----------------                     --------                         --------
HUGHES MARKETS,                   Land and Dairy                       Los Angeles,                Ownership of an
INC.                              Processing/                          California                  83.24% interest
                                  Distribution                                                     in land and
                                  Facilities                                                       buildings

SIMPLICITY                        Land and Manufac-                    Port Washington,            Ownership of land
MANUFACTURING,                    turing/Product                       Wisconsin                   and buildings (1)
INC.                              Testing Buildings
                                  - 2 locations

(2)                               Land and Hotel                       Kenner,                     Ownership of a
                                  Complex                              Louisiana                   46.383% interest in
                                                                                                   land and building (1)

CONTINENTAL                       Land and Office,                     College Station,            Ownership of land
CASUALTY COMPANY                  Manufacturing                        Texas                       and buildings (1)
                                  and Warehouse
                                  Buildings

BRODART CO.                       Land and Manufac-                    Williamsport,               Ownership of land
                                  turing, Distribution                 Pennsylvania                and buildings (1)
                                  and Office Buildings
                                  - 2 locations

FAMILY DOLLAR                     Land and Warehouse/                  Salisbury,                  Ownership of land
STORES, INC.                      Distribution Center                  North Carolina              and buildings (1)

PETROCON                          Land and Office                      Beaumont, Texas             Ownership of land
ENGINEERING,                      Building                                                         and building
INC.

WINN-DIXIE                        Land and Supermarket                 Leeds, Alabama              Ownership of land
STORES, INC.                                                                                       and building (1)

(1)     These properties are encumbered by mortgage notes payable.

(2)     Registrant and CPA(R):8 operate a hotel business at this property.

     The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                Partnership's
                   Share of                Current
              Current Annual               Rent/Inc-
Lease         Rents/Operat-      Square    ome Per    Lease       Renewal  Ownership                                  Gross
Obligor          ing Income      Footage   Sq.Ft.(1)  Expiration  Terms    Interest          Terms of Purchase Option Costs (2)
-----------   ----------------   -------   ---------  ----------  -------  ---------------   ------------------------ ---------
Simplicity
Manufact-
uring, Inc.     $1,996,710       419,676     $4.76      03/03       YES    100%              The greater of           $12,000,000
                                                                                             fair market value
                                                                                             of the property at
                                                                                             purchase date or
                                                                                             $9,684,000 with fair
                                                                                             market value not to be
                                                                                             in excess of $12,000,000
Hughes
Markets,
Inc.               505,000  (3)  390,000      4.67      04/96       YES    83.24%            N/A                        9,784,796
                                                                           interest;
                                                                           remaining
                                                                           interest owned
                                                                           by Corporate
                                                                           Property
                                                                           Associates 3

Brodart, Co.     1,344,764       521,231      2.58      06/08       YES    100%              N/A                        6,224,428
Continental
Casualty

Company            742,123        97,567      7.61      10/98       YES    100%              N/A                        8,615,638
Family
Dollar

Stores, Inc.       547,200       311,182      1.76      04/97       YES    100%              N/A                        6,153,179
Petrocon
Engineering
Inc.               364,668        48,700      7.49      11/97       YES    100%              N/A                        1,265,502

Winn-Dixie
Stores, Inc.       144,713        25,600      5.65      03/04       YES    100%              N/A                        1,245,846

Kenner,
Louisiana
Holiday Inn
New Orleans
Airport          1,431,000       168,190     18.34      N/A         N/A    46.383%           N/A                        7,769,780
                                                                           interest;
                                                                           remaining
                                                                           interest owned
                                                                           by Corporate
                                                                           Property
                                                                           Associates 8

(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.

(2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.

(3)  Represents rent due through the lease expiration date, April 1996.

     The material terms on the nonrecourse mortgage debt of Registrant's properties are summarized in the following table:

                                      Mortgage
                   Annual Interest     Balance      Annual Debt    Maturity    Estimated Payment
  Lease Obligor        Rate           12/31/95       Service        Date       Due at Maturity     Prepayment Provisions
  -------------        ----           --------       -------        ----       ---------------     ---------------------
Simplicity
Manufact-
uring, Inc.           10.52%         $5,535,028     $1,062,374     07/01/98    $4,169,000          Prepayable at any time.
                                                                                                   Prepayment premium based on
                                                                                                   formula.



Brodart Co.            7.60           3,369,780        406,419     01/01/04     1,754,000          No premium if prepaid after
                                                                                                   1/31/03


    (1) (3)            8.9375(2)      7,130,000        817,000     06/30/98     6,680,000



Kenner, Louisiana
hotel property         8.59           3,452,074        406,935     06/30/98     3,157,000          Prepayable in whole at any time.
                                                                                                   Prepayment premium based on a
                                                                                                   yield maintenance formula which
                                                                                                   shall not be less than 1% for
                                                                                                   prepayments through June 1996.

(1) One mortgage loan encumbers these properties. This mortgage loan has a provision whereby lender may have recourse to assets of Registrant of up to $1,500,000.

(2)  Variable rate indexed to London Inter-Bank Offered Rate.

(3) This loan is also cross-collateralized by properties leased to Family Dollar Stores, Inc., Continental Casualty Company and Winn-Dixie Stores, Inc.

Item 3. Legal Proceedings.

     As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the year ended December 31, 1995 to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Information   with  respect  to   Registrant's   common  equity  is  hereby
incorporated by reference to page 26 of Registrant's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

     Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 6 of Registrant's Annual Report contained in Appendix A.

Item 8. Consolidated Financial Statements and Supplementary Data.

     The following financial statements and data are hereby incorporated by reference to pages 7 to 20 of Registrant's Annual Report contained in Appendix
A:

  (i) Report of Independent Accountants.

 (ii) Consolidated Balance Sheets as of December 31, 1994 and 1995.

(iii) Consolidated Statements of Income for the years ended December 31, 1993, 1994 and 1995. (iv) Consolidated Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.

  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.

 (vi) Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

     NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Registrant has no directors or officers. The directors and executive officers of the Corporate General Partner are as follows:

                                                                                                  Has Served as a
                                                                                                  Director and/or
         Name                       Age              Positions Held                              Officer Since (1)
         ----                       ---              --------------                              -----------------
William Polk Carey                  65      Chairman of the Board                                      8/82
                                            Director

Francis J. Carey                    70      President                                                  8/82
                                            Director

George E. Stoddard                  79      Chairman of the Investment Committee                       8/82
                                            Director

Raymond S. Clark                    82      Chairman of the Executive Committee                        8/82
                                            Director

Madelon DeVoe Talley                64      Vice Chairman of the Board                                 4/86
                                            Director

Barclay G. Jones III                35      Executive Vice President                                   8/82
                                            Director

Lawrence R. Klein                   75      Chairman of the Economic Policy                            4/84
                                                Committee
                                            Director

Claude Fernandez                    43      Executive Vice President                                   3/83
                                            Chief Administrative Officer

Howard J. Altmann                   32      Senior Vice President                                      8/90

H. Augustus Carey                   38      Senior Vice President                                      8/88

John J. Park                        31      Senior Vice President                                      7/91
                                            Treasurer

Michael D. Roberts                  44      First Vice President                                       4/89
                                            Controller

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

     A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

     William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

     Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

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

     Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

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

     Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

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

     Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

     H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

     John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

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

Item 11. Executive Compensation.

     Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $239,045 and $91,025, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1995. As owner of 200 Limited Partnership Units, the Corporate General Partner received cash distributions of $20,504 during the year ended December 31, 1995. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1995.

     In the future, the Corporate General Partner will continue to receive 5% of Distributable Cash From Operations, the Individual General Partner will continue to receive 1% of Distributable Cash From Operations and each General Partner will continue to be allocated the same percentage of the profits and losses of Registrant as had been allocated in the past. For a description of the subordinated interest of the Corporate General Partner and the Individual General Partner in Cash From Sales and Cash From Financings, reference is made to the materials contained in the Prospectus under the heading MANAGEMENT COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of December 31, 1995, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

     The following table sets forth as of March 20, 1996 certain  information as
to  the  ownership  by  directors  and  executive   officers  of  securities  of
Registrant:

                                                                    Number of Units
                                     Name of                         and Nature of                              Percent
Title of Class                  Beneficial Owner                  Beneficial Ownership (1)                      of Class
--------------                  ----------------                  ------------------------                      --------
Limited
  Partnership Units             William Polk Carey (1)                    200    units                             .20%
                                Francis J. Carey
                                George E. Stoddard
                                Raymond S. Clark                           15                                      .02
                                Madelon DeVoe Talley
                                Barclay G. Jones III
                                Lawrence R. Klein
                                Claude Fernandez
                                Howard J. Altmann
                                H. Augustus Carey
                                John J. Park
                                Michael D. Roberts
                                                                          ---                                      ---

All executive officers
and directors as a
group (12 persons)                                                        215    units                             .22%
                                                                          ===                                      ====



(1) As of March 20, 1996, the Corporate General Partner, Carey Corporate Property, Inc. ("Carey Property"), owned 200 Limited Partnership Units of Registrant. William Polk Carey, the majority shareholder of Carey Property, is the beneficial owner of these Units.

     There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.

Item 13. Certain Relationships and Related Transactions.

     For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Consolidated Financial Statements in Item 8. Michael B. Pollack, First Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

     No officer or director of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Consolidated Financial Statements:

     The following consolidated financial statements are filed as a part of this
Report:

Report of Independent Accountants.

Consolidated Balance Sheets, December 31, 1994 and 1995.

Consolidated Statements of Income, for the years ended December 31, 1993, 1994 and 1995.

Consolidated Statements of Partners' Capital, for the years ended December 31, 1993, 1994 and 1995.

Consolidated Statements of Cash Flows, for the years ended December 31, 1993, 1994 and 1995.

Notes to Consolidated Financial Statements.

The financial statements are hereby incorporated by reference to pages 7 to 20 of Registrant's Annual Report contained in Appendix A.

(a)  2. Financial Statement Schedule:

     The following schedule is filed as a part of this Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1995.

Notes to Schedule III.

Schedule III and notes thereto are hereby incorporated by reference to pages 21 to 24 of Registrant's Annual Report contained in Appendix A.

     Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

(a) 3. Exhibits:

     The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
     ---             -----------                                                                 ------
     3.1       Amended Agreement of Limited Partnership of                              Exhibit 3(B) to Regis-
               Registrant dated as of September 30, 1982.                               tration Statement (Form
                                                                                        S-11) No. 2-79041

     4.1       $4,500,000 Promissory Note dated December 30,                            Exhibit 4(B)(1) to Post-
               1982 from Registrant to The Mutual Benefit                               Effective Amendment No. 1
               Life Insurance Company.                                                  to Registration Statement
                                                                                        (Form S-11) No. 2-79041

     4.2       Mortgage and Security Agreement dated                                    Exhibit 4(B)(4) to Post-
               December 30, 1982 between Registrant and                                 Effective Amendment No. 1
               The Mutual Benefit Life Insurance Company.                               to Registration Statement
                                                                                        (Form S-11) No. 2-79041

     4.3       Assignment of Lessor's and Landlord's                                    Exhibit 4(B)(5) to Post-
               Interest in Leases, Rents and Profits                                    Effective Amendment No. 1
               dated December 30, 1982 from Registrant                                  to Registration Statement
               to The Mutual Benefit Life Insurance                                     (Form S-11) No. 2-79041
               Company.

     4.4       $8,000,000 Promissory Note dated March 3,                                Exhibit 4.1 to Form 8-K
               1983 from Registrant to Sunkist Service                                  filed March 17, 1983
               Company.

     4.5       Mortgage with Assignment of Leases and                                   Exhibit 4.3 to Form 8-K
               Rents and Security Agreement dated as of                                 filed March 17, 1983
               March 3, 1983 from Registrant to Sunkist
               Service Company.

     4.6       Assignment of Lease and Rents dated                                      Exhibit 4.4 to Form 8-K
               March 3, 1983 from Registrant to Sunkist                                 filed March 17, 1983
               Service Company.

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
     ---             -----------                                                                 ------
     4.9       $6,600,000 Promissory Note dated June 2,                                 Exhibit 4.1 to Form 8-K
               1983 from Registrant to First Eastern                                    dated June 22, 1983
               Bank, N.A. ("FEB").

     4.10      Mortgage with Assignment of Leases and                                   Exhibit 4.2 to Form 8-K
               Rents dated as of June 2, 1983 from                                      dated June 22, 1983
               Registrant to FEB.

     4.11      Term Loan Agreement dated June 2, 1983                                   Exhibit 4.3 to Form 8-K
               between Registrant and FEB.                                              dated June 22, 1983

     4.12      $3,800,000 Promissory Note dated July 1,                                 Exhibit 4.1 to Form 8-K
               1983 from Registrant to CP 4 Corp.                                       dated July 14, 1983

     4.13      Mortgage and Security Agreement dated                                    Exhibit 4.2 to Form 8-K
               July 1, 1983 from Registrant to CP 4 Corp.                               dated July 14, 1983

     4.14      Assignment of Leases, Rents and Profits                                  Exhibit 4.3 to Form 8-K
               dated July 1, 1983 from Registrant to                                    dated July 14, 1983
               CP 4 Corp.

     4.15      $2,750,000 Promissory Note dated                                         Exhibit 4.1 to Form 8-K
               August 11, 1983 from Registrant to FCA                                   dated November 2, 1983
               American Mortgage Corporation ("FCA").

     4.16      Deed of Trust, Mortgage with Assignments                                 Exhibit 4.2 to Form 8-K
               of Leases and Rents and Security                                         dated November 2, 1983
               Agreements dated as of August 11, 1983
               from Registrant to Harry M. Roberts, Jr.,
               as trustee for FCA.

     4.17      Assignment of Lease and Rents dated                                      Exhibit 4.3 to Form 8-K
               August 11, 1983 from Registrant to FCA.                                  dated November 2, 1983

     4.18      $4,300,000 Promissory Note dated                                         Exhibit 4.4 to Form 8-K
               October 17, 1983 from Registrant to                                      dated November 2, 1983
               Bankers Life Company ("Bankers").

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
     ---             -----------                                                                 ------
     4.19      Deed of Trust dated October 17, 1983                                     Exhibit 4.5 to Form 8-K
               from Registrant to Howard T. Ayres, Jr.,                                 dated November 2, 1983
               as trustee for Bankers.

     4.20      Collateral Assignment of Lease and                                       Exhibit 4.6 to Form 8-K
               Agreement dated October 17, 1983 from                                    dated November 2, 1983
               Registrant, as assignor, ARC Automation
               Services, Inc. ("ARC"), as lessee, and
               American Express Insurance Services,
               Inc. ("American Express"), as guarantor,
               to Bankers, as assignee.

     4.21      $3,500,000 Deed of Trust Note dated                                      Exhibit 4.21 to Form 10-K
               December 14, 1983 from Registrant to                                     dated March 31, 1984
               Mellon Bank, N.A. ("Mellon").

     4.22      Deed of Trust and Security Agreement                                     Exhibit 4.22 to Form 10-K
               dated December 14, 1983 between                                          dated March 31, 1984
               Registrant and John H. Noblitt, as
               trustee for Mellon.

     4.23      Assignment of Rentals and Leases dated                                   Exhibit 4.23 to Form 10-K
               December 14, 1983 from Registrant to                                     dated March 31, 1984
               Mellon.

     4.24      Agreement for Sale and Sale of Property and                              Exhibit 4.1 to Form 10-K
               Escrow Instructions, dated October 17, 1986,                             dated November 6, 1986
               by and between Registrant and CPA(R):3,
               collectively as Seller, and Kraft, Inc.
               ("Kraft"), as Purchaser.

     4.25      Agreement for Sale and Sale of Property and                              Exhibit 4.2 to Form 10-K
               Escrow Instructions, dated October 17, 1986,                             dated November 6, 1986
               by and between Registrant and CPA(R):3,
               collectively as Seller, and Hughes Markets,
               Inc. ("Hughes"), as Purchaser.

     4.26      Letter Agreement dated October 17, 1986 from                             Exhibit 4.3 to Form 8-K
               Registrant and CPA(R):3, and agreed to and                               dated November 6, 1986
               accepted by Kraft and Hughes.

     4.27      Guaranty made as of October 21, 1986 by                                  Exhibit 4.4 to Form 8-K
               Hughes, as Guarantor, to Registrant and                                  dated November 6, 1986
               CPA(R):3.

     4.28      Assumption of Note and Mortgage dated                                    Exhibit 4.1 to Form 8-K
               June 14, 1988 between Registrant, CPA(R):8,                              dated June 29, 1988
               Integra and Bell Atlantic TriCon Leasing
               Corporation.

     4.29      Agreement to Exchange dated June 14, 1988                                Exhibit 4.2 to Form 8-K
               by and between Registrant and Integra.                                   dated June 29, 1988

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
     ---             -----------                                                                 ------
    10.1       Lease Agreement dated December 30, 1982                                  Exhibit 10(H)(3) to Post-
               between Registrant, as landlord, and                                     Effective Amendment No. 1
               Brock Residence Inns, Inc. as tenant.                                    to Registration Statement
                                                                                        (Form S-11) No. 2-79041

    10.2       Lease Guaranty dated December 30, 1982                                   Exhibit 10(H)(4) to Post-
               from Brock Hotel Corporation to                                          Effective Amendment No. 1
               Registrant.                                                              to Registration Statement
                                                                                        (Form S-11) No. 2-79041

    10.3       Real Estate Purchase Agreement dated                                     Exhibit 10.1 to Form 8-K
               January 19, 1983 between Allis-Chalmers                                  filed March 17, 1983
               Corporation, as seller and Gibson
               Realty, Inc., as purchaser.

    10.4       Assignment of Real Estate Purchase                                       Exhibit 10.2 to Form 8-K
               Agreement dated March 3, 1983 from Gibson                                filed March 17, 1983
               Realty, Inc., as assignor, to Registrant,
               as assignee.

    10.5       Lease Agreement dated March 3, 1983                                      Exhibit 10.3 to Form 8-K
               between Registrant, as landlord, and                                     filed March 17, 1983
               Simplicity Manufacturing, Inc. as
               tenant, for two properties in Port
               Washington, Wisconsin.

    10.6       Management Agreement between Registrant                                  Exhibit 10(B) to Amendment
               and Carey Corporate Property Management,                                 No. 2 to Registration
               Inc.                                                                     Statement (Form S-11)
                                                                                        No. 2-79041

    10.7       Support Agreement among Registrant,                                      Exhibit 10(C) to Amendment
               Fourth Carey Corporate Property, Inc.                                    No. 2 Registration
               and W.P. Carey & Co., Inc.                                               Statement (Form S-11)
                                                                                        No. 2-79041

    10.8       Lease Agreement dated June 1, 1983 between                               Exhibit 10.1 to Form 8-K
               Registrant and CPA(R):3, as landlord, and                                dated June 22, 1983
               Knudsen Corporation, as tenant.

    10.9       Agreement dated June 1, 1983 between                                     Exhibit 10.2 to Form 8-K
               Registrant and CPA(R):3, as landlord, and                                dated June 22, 1983
               Knudsen, as tenant.

    10.10      Lease Agreement dated June 2, 1983 between                               Exhibit 10.3 to Form 8-K
               Registrant, as landlord, and Genesco, Inc.,                              dated June 22, 1983
               as lessee.

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
     ---             -----------                                                                 ------
    10.11      Lease Agreement dated July 1, 1983 between                               Exhibit 10.1 to Form 8-K
               Registrant, as landlord, and Broco, as                                   dated July 14, 1983
               tenant.

    10.13      Lease Agreement dated October 17, 1983                                   Exhibit 10.2 to Form 8-K
               between Registrant, as landlord, and                                     dated November 2, 1983
               ARC, as tenant.

    10.15      Purchase Agreement dated February 23, 1983                               Exhibit 10.15 to Form 10-K
               between J.D.N. Enterprises, Inc. and                                     dated March 31, 1984
               Winn-Dixie Montgomery, Inc. ("Winn-Dixie").

    10.16      Assignment of Purchase Agreement dated                                   Exhibit 10.16 to Form 10-K
               March 7, 1984 from Winn-Dixie to                                         dated March 31, 1984
               Registrant.

    10.18      Lease Agreement dated March 7, 1984                                      Exhibit 10.18 to Form 10-K
               between Registrant, as landlord, and                                     dated March 31, 1984
               Winn-Dixie, as tenant.

    10.19      Lease Guaranty dated March 7, 1984                                       Exhibit 10.19 to Form 10-K
               from Winn-Dixie, Stores, Inc. to                                         dated March 31, 1984
               Registrant.

    10.20      Second Amendment of Lease entered into as of                             Exhibit 10.1 to Form 8-K
               October 21, 1986, by and between Registrant                              dated November 6, 1986
               and CPA(R):3, collectively as Landlord, and
               Santee Dairies, Inc., as Tenant.

    10.21      Lease Agreement dated June 14, 1988                                      Exhibit 10.1 to Form 8-K
               by and between Registrant and CPA(R);8,                                  dated June 29, 1988
               together, as Landlord, and Integra,
               as Tenant.

    28.1       Exchange and Conveyance of Property Deed                                 Exhibit 28.1 to Form 8-K
               dated June 14, 1988 from Integra, as                                     dated June 29, 1988
               Transferor, to Registrant, as Transferee.

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
     ---             -----------                                                                 ------
    28.2       Bill of Sale dated June 14, 1988 from                                    Exhibit 28.2 to Form 8-K
               Integra, as Seller, to Registrant and                                    dated June 29, 1988
               CPA(R):8, together, as Purchaser.

    28.3       Seller/Lessee's Certificate dated June 14,                               Exhibit 28.3 to Form 8-K
               1988 from Integra, as Seller, to Registrant                              dated June 29, 1988
               and CPA(R):8, together, as Purchaser.

    28.4       Prospectus of Registrant                                                 Exhibit 28.4 to Form 10-K/A
               dated October 28, 1982.                                                  dated September 24, 1993

    28.5       Supplement dated December 2, 1982                                        Exhibit 28.5 to Form 10-K/A
               to Prospectus dated October 28, 1982.                                    dated September 24, 1993

    28.6       Supplement dated January 11, 1983                                        Exhibit 28.6 to Form 10-K/A
               to Prospectus dated October 28, 1982.                                    dated September 24, 1993

    28.7       Supplement dated May 25, 1983                                            Exhibit 28.7 to Form 10-K/A
               to Prospectus dated October 28, 1982.                                    dated September 24, 1993

    28.8       Press release dated June 30, 1993                                        Exhibit 28.1 to Form 8-K
               announcing the suspension of secondary                                   dated July 12, 1993
               market sales of Limited Partnership Units.




(b) Reports on Form 8-K

     During the quarter ended December 31, 1995 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                CORPORATE PROPERTY ASSOCIATES 4
                (a California limited partnership)

                BY: CAREY CORPORATE PROPERTY, INC.

  03/28/96      BY:  /s/ Claude Fernandez
  --------          ------------------------------------
     Date           Claude Fernandez
                    Executive Vice President and
                    Chief Administrative Officer
                    (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                BY: CAREY CORPORATE PROPERTY, INC.

                    William P. Carey
                    Chairman of the Board
                    and Director
                    (Principal Executive Officer)

                    Francis J. Carey
                    President and Director

                    George E. Stoddard               BY:  /s/ George E. Stoddard
                    Chairman of the Investment           -----------------------
                    Committee and Director               George E. Stoddard
                                                         Attorney in fact
                                                         March 28, 1996

                    Dr. Lawrence R. Klein
                    Chairman of the Economic Policy
                    Committee and Director

                    Madelon DeVoe Talley
                    Vice Chairman of the Board of
                    Directors and Director

  03/28/96      BY:  /s/ Claude Fernandez
  --------          ------------------------------------
     Date           Claude Fernandez
                    Executive Vice President and
                    Chief Administrative Officer
                    (Principal Financial Officer)

  03/28/96      BY:  /s/ Michael D. Roberts
  --------          ------------------------------------
     Date           Michael D. Roberts
                    First Vice President and Controller
                    (Principal Accounting Officer)

                             APPENDIX A TO FORM 10-K




                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership





                               1995 ANNUAL REPORT

SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------
(In thousands except per unit amounts)

                                                  1991      1992      1993      1994      1995
                                                -------   -------   -------   -------   -------
OPERATING DATA:
  Revenues                                      $ 9,653   $ 9,959   $12,450   $11,571   $11,896
  Income before extraordinary
      item                                        4,236     3,698     4,741     4,443     8,679
  Income before extraordinary item allocated:
      To General Partners                           254       222       284       266       879
      To Limited Partners                         3,982     3,476     4,457     4,177     7,800
      Per unit                                    46.54     40.63     52.08     48.81     91.16
  Distributions attributable (1):
      To General Partners                           285       290       292       293       323
      To Limited Partners                         4,472     4,539     4,570     4,590     8,667
      Per unit                                    52.26     53.04     53.41     53.64    101.29(2)
Payment of mortgage
principal (3)                                       580       645       806     1,168     1,158

BALANCE SHEET DATA:
Total assets                                     59,892    58,331    57,497    56,108    48,508
Long-term
  obligations (4)                                25,141    10,029    26,418    24,999    18,540


(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.

(2) The 1995 figure includes a $50 per Unit special distribution to the Limited Partners.

(3)  Represents scheduled mortgage principal amortization paid.

(4)  Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

     Results of Operations

     Net income and cash provided by operating activities increased by $4,235,000 and $327,000, respectively, in 1995 as compared with 1994. Of this increase, $3,330,000 was attributable to the gain on the sale of the Genesco Inc. ("Genesco") property in 1995. Income before gain on sale reflected an increase of $905,000; $184,000 of this increase was due to several nonrecurring items; the rest of the increase was primarily due to an increase in earnings from the hotel operations, a decrease in property expenses and an increase in interest income. The decreases in lease revenues and interest expenses were primarily attributable to the sale of the Genesco property and repayment of the Genesco mortgage loan.

     Income from hotel operations of $1,431,000 increased by 31% in 1995 as compared with 1994. This increase resulted primarily from an increase in the average daily room rate, which reflected an increase of approximately 18%. The occupancy rate of 82%, which approximates the historical occupancy levels achieved prior to 1994, reflect a 3% increase for 1995 from 1994. Due to the renovation work performed in 1994, there were fewer room nights available, which negatively impacted the hotel's results of operations in 1994. The average room rate in 1995 improved as group business, which is generally discounted, decreased to 12% of rooms occupied compared with 19% of rooms occupied in 1994.

     Leasing revenues decreased by $713,000 solely as a result of the Genesco sale. As a result of the sale, Genesco rentals were $1,048,000 lower in 1995 than in 1994. The decrease resulting from the Genesco sale was partially offset by revenue increases of $313,000 from the rental of the Salisbury, North Carolina property to Family Dollar Stores, Inc. ("Family Dollar") for the full year, a rent increase resulting from a lease modification with Agency Management Services, Inc. ("Agency Management"), a modest increase from the lease with Petrocon Engineering, Inc. ("Petrocon") and a rent increase in November 1995 on the lease with Hughes Markets, Inc. ("Hughes").

     Interest expense decreased by $297,000, almost entirely as a result of the payoff of the Genesco loan upon the sale of Genesco in June 1995. Interest expense relating to other fixed rate mortgage loans decreased by $63,000 due to declining balances on those loans. The interest on the Partnership's sole variable rate loan increased by $61,000 due to increases in interest rates. The decrease in property expense in 1995 was primarily due to approximately $538,000 of costs incurred in 1994 related to the evaluation of the Partnership's liquidity alternatives which costs included environmental reviews and property valuations. Other interest income increased due to higher cash balances generated from the sale of the Genesco property and higher interest rates during the year.

     Net income and cash provided by operating activities decreased by $642,000 and $459,000, respectively, in 1994 as compared with 1993. Nonrecurring items contributed $1,187,000 and $842,000 to 1993 net income and cash provided by operations, respectively. Nonrecurring items in 1993 include a $345,000 extraordinary gain on extinguishment of debt and $842,000 of other income relating to funds received in connection with the exercise of an assignment on a promissory note which had been pledged to the Partnership. Excluding the effects of these nonrecurring items, income and cash provided from operations would have reflected increases of 14% and 7%, respectively, for 1994. Operating income and cash provided from operations in 1994 were favorably affected by rental increases in July 1993 on two leases and decreases in interest and depreciation expense. These items were partially offset by a reduction in rentals for two properties and an increase in property expense.

     Although lease revenues remained relatively unchanged in 1994 as compared with 1993, the Partnership realized increases in leasing revenue from the Partnership's leases with Genesco and Brodart Co. ("Brodart"). These leases had rental increases effective July 1, 1993, contributing an additional $276,000 to revenues in 1994. These increases were offset by a $165,000 decrease in rent from the renewal of the Agency Management lease, effective November 1, 1993. In addition, the Partnership's property leased to Family Dollar was leased for only six months in 1994 and, therefore, the Partnership's revenue decreased by $140,000 from 1993.

     Interest expense decreased in 1994 as a result of interest rate decreases in 1994 and 1993 on various loans. In January 1994, the interest rate on the Brodart mortgage loan decreased from 12.29% to 7.6%, pursuant to an interest rate reset provision. The interest rate on the hotel mortgage loan decreased from 12% to 8.59% in June 1993 pursuant to an interest rate reset provision. In connection with the April 1993 refinancing of the Genesco mortgage loan, the interest rate decreased from 11.79% to 9%. After a balloon payment was made to pay off a mortgage loan on the Agency Management property, which had a 13% interest rate, the loan was refinanced at a variable rate which is currently less than 10%. Interest expense also decreased due to the decreasing interest component of the Partnership's amortizing debt.

     Income from the hotel operations of $1,090,000 in 1994 increased by 2% from the 1993 income of $1,066,000. During 1994, the hotel had an occupancy rate of 79% representing a decrease of 1.5% from 1993; however, there was a slight increase in the average room rate. The decrease in occupancy also contributed to a 10% decrease in food and beverage sales. The decrease in the occupancy was caused by the disruption from the major renovations performed at the hotel during the first six months of 1994. Subsequent to the completion of renovations, the occupancy rate rebounded to its historical averages. As the hotel operates in a competitive market, Management believes that the renovations were necessary to retain its share of the market surrounding the New Orleans airport.

     Included in 1994 property expense are costs related to the evaluation of liquidity alternatives. The decrease in depreciation expense is due to the full depreciation of certain assets which resulted in higher depreciation in the early years of owning real property.

     Net income and cash flow provided by operating activities in 1996 may be affected by the outcome of negotiations relating to the Hughes lease. The lease with Hughes for a dairy processing plant in Los Angeles, California is currently scheduled to expire in April 1996. The Partnership and Hughes have entered into negotiations for a two-year lease extension. There can be no assurance that such an extension will be executed. The Partnership is in the process of remarketing the property in the event that the lease is not extended. Annual rent from the Hughes lease is currently $1,444,000. If the property is vacated, the Partnership estimates that annual carrying costs for insurance, real estate taxes and maintenance and security would be approximately $467,000. The Partnership's short-term lease with Family Dollar for the Salisbury property, which contributed $547,000 of rental revenues in 1995 has been extended through April 1997. In addition, several leases have rent increases scheduled in 1998. Solely as a result of the sale of the Genesco property, annual cash flow
(rentals,   net  of  mortgage  debt  service   installments)  will  decrease  by
$1,082,000.

     The Partnership's lease for an office building in Beaumont, Texas with Petrocon is not a net lease and, therefore, the Partnership pays real estate taxes, insurance and maintenance costs; however, the lease includes certain escalation provisions so that in the event operating costs increase, a portion of such increases will be passed through to the tenant. The lease with Petrocon, which is due to expire in November 1997, provided gross rentals of $369,000 in 1995. Any renewals or extensions of the lease will be subject to the prevailing market conditions in Beaumont at that time. Management believes that the prospects for a lease renewal are positive, although there can be no assurance that the Petrocon lease will be extended. The hotel business is affected by changing prices and competition and Management is continually assessing the impact of these factors. As the rate of inflation has been moderate in recent years, the Partnership believes that the hotel may not be significantly impacted by changing prices. In addition, Management believes that increases in costs may be offset by increases in room rates.

     The Partnership's leases are primarily net leases and long-term in nature and, as such, inflation and changing prices have not unfavorably affected the Partnership's revenue and net income nor have they had an impact on the continuing operations of the Partnership's properties. Substantially all of the Partnership's net leases have either periodic mandated rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides which have the potential to increase the future rentals from the Partnership's current tenants. Future rent increases may be affected by changes in the method of how the CPI is calculated. Although there are indications that there may be legislation which considers changes to the CPI methodology, the Partnership cannot predict the outcome of any proposal relating to the CPI formula.

     Financial Condition

     Other than the hotel property operated by the Partnership and the Salisbury and Beaumont properties which are subject to short-term leases, the Partnership's properties are net leased to corporate tenants. Under a net lease, the tenants are generally required to pay all operating expenses relating to the leased properties. The Partnership depends on a stable cash flow from net leases to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. In addition, the Partnership maintains a cash reserve to fund major outlays such as capital improvements and balloon debt payments. Such expenditures may also be funded from additional borrowing on the Partnership's real estate portfolio. The cash flow of the hotel operation is more likely to be subject to greater variations than what the Partnership would experience if the same property were net leased to a tenant. Cash flow provided by hotel operations increased in 1995.

     Since its inception, the Partnership has distributed a substantial portion of its cash flow to its partners. Cash provided from operations of $6,099,000 in 1995 was sufficient to pay $4,781,000 of quarterly distributions from operations to partners and scheduled mortgage debt service of $1,158,000. As cash flow from operating activities may exceed earnings, distributions per Limited Partnership Unit may also be in excess of net income per Limited Partnership Unit. During the five-year period ended December 31, 1995, distributions per Unit have exceeded net income per Unit by $5.42, $12.31, $4.78 and $11.36 in 1991, 1992,
1994 and 1995, respectively. Net income is reduced by charges which do not impact operating cash flow such as depreciation and amortization. In addition, the proceeds generated from a property sale and which are available for distribution may exceed the gain that is realized for financial reporting purposes.

     In 1995, Partnership investing activities consisted of funding $105,000 of improvements at the Agency Management property, $141,000 of capital expenditures at the hotel property and the sale of the Genesco property. The expenditures at the hotel consisted primarily of the replacement of furniture, fixtures and equipment. The hotel operation maintains a reserve account which is funded by allocating 5% of hotel revenues to fund replacements of furniture, fixtures and equipment which is necessary to remain competitive in the hotel business. At December 31, 1995, the reserve account had a balance of approximately $459,000 and is included in other assets in the accompanying financial statements. As the result of successful negotiations with Holiday Inn in 1995, the Partnership will not be required to make additional improvements to comply with the Holiday Inn core modernization plan. The Partnership does not anticipate funding any improvements at the hotel property, other than replacements funded from the aforementioned reserve, over the next several years as a major capital improvement plan was completed at the hotel in 1994.

     The Partnership's financing activities generally consist of using cash provided from operating activities to pay quarterly distributions to partners and meeting scheduled principal payments on the Partnership's mortgage debt. During 1995, the Partnership used $5,723,000 of the proceeds from the Genesco sale to satisfy the mortgage debt on that property. In addition, the Partnership distributed $4,321,000 ($50 per Limited Partnership Unit) of such proceeds as a special distribution to partners. With this distribution, the Partnership has now distributed $70 in special distributions since the inception of the Partnership, representing 14% of the original capital contribution per Unit of $500. Cash flow from operations will decrease as the result of the Genesco sale. The distribution rate based on original capital less the cumulative amount of special distributions has continued to increase. The Partnership's cash balances have increased to $7,580,000 at December 31, 1995 as compared with $2,509,000 at December 31, 1994, primarily due to the remaining undistributed proceeds from the Genesco sale. Management is still considering the most appropriate use of these funds which may include, but is not limited to, maintaining higher cash reserves or paying off mortgage debt. With the increased cash reserves, Management has continued to increase the rate of distribution based on its judgment that this trend will not adversely affect the Partnership's financial condition.

     Future operating cash flow and the Partnership's ability to continue increasing the distribution rate are subject to various uncertainties including the ability of the Partnership to extend the Hughes lease and/or remarket the Hughes property, extending the short-term lease with Petrocon, further extending the Family Dollar lease, and any changes in cash flow from the hotel property. In addition, cash balances and cash flow may be affected by the Partnership's ability to refinance balloon payments on three mortgage loans which are scheduled for payment in 1998, as described below. As a result of its ability to maintain adequate cash reserves, the Partnership has no lines of credit or other short-term financing arrangements. Management believes the Partnership has additional borrowing capacity based on its operating cash flow and the unleveraged portion of its real estate portfolio.

     The Partnership's mortgage loans are limited recourse mortgage obligations, except as noted. In 1998, mortgage loan balloon payments totaling $14,000,000 are scheduled on the mortgage loans on the hotel property and the property leased to Simplicity Manufacturing , Inc. ("Simplicity") and a loan cross-collateralized on properties leased to Family Dollar, Agency Management and Winn-Dixie Stores, Inc. ("Winn-Dixie"). Under certain circumstances, the cross-collateralized loan could be recourse to the Partnership for up to $1,500,000. In the case of mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment required only to the extent of its interest in the encumbered property because the holder of each such obligation has recourse only to the property collateralizing such debt. The Partnership could seek to refinance the loans, restructure the debt with existing lenders, evaluate its ability to satisfy the mortgages from existing reserves or sell the property and use the sales proceeds to satisfy the mortgage debt. When lessees obligate themselves to remain as tenants, the Partnership's ability to refinance loans is usually enhanced. The Partnership was able to successfully refinance the loans on the Genesco and Agency Management properties in 1993 as the properties remained subject to long-term leases. Accordingly, the Partnership believes it should be successful in refinancing the Simplicity loan; however, this will not be necessary if Simplicity elects to exercise its option to purchase the property, which would be exercisable at that time. Additionally, as the cash flow from the hotel operation is positive and has been increasing, Management believes prospects for refinancing that loan are good. If Family Dollar does not further extend its lease, the Partnership may consider using cash reserves to pay off a portion of the cross-collateralized loan. At that time, the Partnership could consider new mortgage financings which separately encumber the Winn-Dixie and Agency Management properties.

     Simplicity has a purchase option exercisable in April 1998 for the greater of $9,684,000 or fair market value capped at $12,000,000. In the event that Simplicity exercises its option, the Partnership could realize no less than $5,362,000 before any necessary costs and after paying the outstanding debt on the mortgage loan on the property. Cash flow from the property (lease rentals less debt service on the mortgage loan) is $934,000.

     Except for the hotel property, all of the Partnership's properties are currently leased to corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its properties, the General Partners believe that in most cases the Partnership will be entitled to reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of such costs because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations. None of the environmental conditions found in the Phase I reviews relate to the hotel property.

     In 1994, the Partnership voluntarily conducted Phase II environmental reviews of certain of its properties based on the results of Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with surface spills from facility activities. For those conditions which were identified, the Partnership has advised the affected tenants of the Phase I findings and of their obligations, if any, to perform required remediation.

     Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partnership's financial condition or results of operations.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Partners of
  Corporate Property Associates 4,
  a California limited partnership

     We have audited the accompanying consolidated balance sheets of Corporate Property Associates 4, a California limited partnership, and Subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule included on pages 21 to 24 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 4, a California limited partnership, and Subsidiary as of December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.


                                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
March 21, 1996

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1994 and 1995

                                                                            1994                    1995
                                                                            ----                    ----
        ASSETS:
Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                                           $ 4,294,809            $  4,294,809
         Buildings                                                       22,665,152              22,770,152
                                                                        -----------              ----------
                                                                         26,959,961              27,064,961
         Accumulated depreciation                                        11,717,884              12,626,558
                                                                        -----------              ----------
                                                                         15,242,077              14,438,403
   Net investment in direct financing leases                             29,952,612              18,224,428
                                                                        -----------              ----------
         Real estate leased to others                                    45,194,689              32,662,831
Operating real estate, net of accumulated
   depreciation of $495,099 in 1994 and
    $735,950 in 1995                                                      7,133,023               7,033,830
Cash and cash equivalents                                                 2,509,451               7,579,071
Accrued interest and rents receivable                                       262,998                 203,651
Other assets, net of accumulated amortization of
   $463,682 in 1994 and $435,047 in 1995                                  1,007,653               1,028,692
                                                                        -----------             -----------
             Total assets                                               $56,107,814             $48,508,075
                                                                        ===========             ===========

        LIABILITIES:
Mortgage notes payable                                                  $26,367,583             $19,486,882
Accrued interest payable                                                    193,839                 136,087
Accounts payable and accrued expenses                                       610,264                 435,977
Accounts payable to affiliates                                               31,427                  87,461
Prepaid rental income                                                       119,118
                                                                        -----------              ----------
             Total liabilities                                           27,322,231              20,146,407
                                                                        -----------             -----------
Commitments and contingencies

        PARTNERS' CAPITAL:

General Partners                                                           (486,282)                 62,061
Limited Partners (85,568 Limited
      Partnership Units issued and
      outstanding)                                                       29,271,865              28,299,607
                                                                        -----------              ----------
             Total partners' capital                                     28,785,583              28,361,668
                                                                        -----------              ----------
             Total liabilities and
             partners' capital                                          $56,107,814             $48,508,075
                                                                        ===========             ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1993, 1994 and 1995

                                                               1993                  1994                  1995
                                                               ----                  ----                  ----
Revenues:
   Rental income                                            $ 3,163,350           $ 2,921,429           $ 3,260,022
   Interest income from direct financing leases               5,137,870             5,414,500             4,362,928
   Other interest income                                        110,008               106,798               254,935
   Revenues of hotel operations                               3,197,476             3,127,894             3,834,671
   Other income                                                 841,670                                     183,768
                                                            -----------           -----------           -----------
                                                             12,450,374            11,570,621            11,896,324
                                                            -----------           -----------           -----------
Expenses:
   Interest on mortgages                                      2,987,868             2,396,017             2,098,857
   Depreciation                                               1,346,641             1,141,143             1,149,525
   General and administrative                                   394,867               444,307               454,000
   Property expense                                             769,999               983,409               327,528
   Operating expense of hotel operations                      2,131,271             2,037,764             2,404,091
   Amortization                                                  79,222               124,601               113,835
                                                            -----------           -----------            ----------
                                                              7,709,868             7,127,241             6,547,836
                                                            -----------           -----------            ----------
Income before gain on sale of real
   estate and extraordinary item                              4,740,506             4,443,380             5,348,488
Gain on sale of real estate                                                                               3,330,098
                                                            -----------           -----------            ----------
      Income before extraordinary item                        4,740,506             4,443,380             8,678,586
Extraordinary gain on extinguishment
   of debt                                                      345,000
                                                            -----------           -----------            ----------
Net income                                                  $ 5,085,506           $ 4,443,380            $8,678,586
                                                            ===========           ===========            ==========
Net income allocated to:
   Individual General Partner                               $    50,855           $    44,434            $  205,754
                                                            ===========           ===========            ==========
   Corporate General Partner                                $   254,275           $   222,169            $  672,659
                                                            ===========           ===========            ==========
   Limited Partners                                         $ 4,780,376           $ 4,176,777            $7,800,173
                                                            ===========           ===========            ==========
Net income per Limited
   Partnership Unit
   (85,568 Units outstanding):
      Income before extraordinary item                        $52.08                $48.81              $ 91.16
      Extraordinary item                                        3.79
                                                              ------                ------              -------
                                                              $55.87                $48.81              $ 91.16
                                                              ======                ======              =======


The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                  CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1993, 1994 and 1995

                                                                Partners' Capital Accounts
                                                    --------------------------------------------------
                                                                                                             Limited
                                                                                                            Partners'
                                                                          General           Limited         Amount Per
                                                       Total             Partners           Partners         Unit (a)
                                                       -----             --------           --------         --------
Balance, December 31, 1992                          $28,989,602         $(474,040)        $ 29,463,642        $  344

Distributions                                        (4,854,619)         (291,278)          (4,563,341)          (53)

Net income, 1993                                      5,085,506           305,130            4,780,376            56
                                                    -----------         ---------         ------------        ------

Balance, December 31, 1993                           29,220,489          (460,188)          29,680,677           347

Distributions                                        (4,878,286)         (292,697)          (4,585,589)          (54)

Net income, 1994                                      4,443,380           266,603            4,176,777            49
                                                    -----------         ---------         ------------        ------

Balance, December 31, 1994                           28,785,583          (486,282)          29,271,865           342

Distributions                                        (9,102,501)         (330,070)          (8,772,431)         (102)

Net income, 1995                                      8,678,586           878,413            7,800,173            91
                                                    -----------         ---------         ------------        ------

Balance, December 31, 1995                          $28,361,668         $  62,061         $ 28,299,607        $  331
                                                    ===========         =========         ============        ======


(a) Based on 85,568 Units issued and outstanding during all periods.

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                      CONSOLIDATED STATEMENTS of CASH FLOWS
              For the years ended December 31, 1993, 1994 and 1995

                                                                             1993                    1994                  1995
                                                                             ----                    ----                  ----
Cash flows from operating activities:
    Net income                                                           $  5,085,506           $ 4,443,380          $  8,678,586
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation and amortization                                        1,425,863             1,265,744             1,263,360
       Cash receipts on operating and direct financing
         leases greater than income recognized                                 17,972                21,994                 9,808
       Gain on extinguishment of debt                                        (345,000)
       Gain on sale of real estate                                                                                     (3,330,098)
       Net change in operating assets and liabilities                          47,245                40,985              (522,176)
                                                                         ------------           -----------          ------------
            Net cash provided by operating activities                       6,231,586             5,772,103             6,099,480
                                                                         ------------           -----------          ------------


Cash flows from investing activities:
    Proceeds from sale of real estate                                                                                  15,200,000
    Additional capitalized costs                                             (261,596)             (845,935)             (246,658)
                                                                         ------------           -----------          ------------
            Net cash (used in) provided by
               investing activities                                          (261,596)             (845,935)           14,953,342
                                                                         ------------           -----------          ------------


Cash flows from financing activities:
    Distributions to partners                                              (4,854,619)           (4,878,286)           (9,102,501)
    Proceeds from mortgages                                                10,852,977
    Payments of mortgage principal                                           (806,474)           (1,168,014)           (1,158,193)
    Prepayments of mortgages payable                                      (10,899,160)                                 (5,722,508)
    Deferred financing costs                                                 (419,710)                 (366)
    Payment on extinguishment of debt                                         (30,000)
            Net cash used in financing activities                          (6,156,986)           (6,046,666)          (15,983,202)
                                                                         ------------           -----------          ------------
            Net (decrease) increase in cash
               and cash equivalents                                          (186,996)           (1,120,498)            5,069,620

Cash and cash equivalents, beginning of year                                3,816,945             3,629,949             2,509,451
                                                                         ------------           -----------          ------------

            Cash and cash equivalents, end of year                       $  3,629,949           $ 2,509,451          $  7,579,071
                                                                         ============           ===========          ============



The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

     Basis of Consolidation:

          The financial statements for 1993 include the accounts of Corporate Property Associates 4 and Beaumont Limited Liability Company ("Beaumont"), a 99% owned subsidiary (the "Partnership"). Effective December 31, 1993, Beaumont was dissolved.

     Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Real Estate Leased to Others:

          Real estate is generally leased to others on a net lease basis. In a net lease the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

          The Partnership diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

          The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

                    Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

                    Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

          Substantially all of the Partnership's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

     Operating Real Estate:

          Land, building  and personal  property  are  carried  at  cost.  Major renewals and improvements are capitalized to the property accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently.

     Long-Lived Assets:

          Effective January 1, 1995, the  Partnership  adopted the provisions of
               Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

               are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partership's financial condition or results of operations.

     Depreciation:

          Depreciation  is  computed  using the  straight-line  method  over the
               estimated   useful  lives  of   components   of  the   particular
               properties, which range from 5 to 40 years.

     Cash Equivalents:

          The Partnership considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1994 and 1995 were held in the custody of three financial institutions.

     Other Assets:

          Included in other assets are deferred rental income,  deferred charges and furniture, fixture and equipment reserves related to the hotel property. Deferred rental income is the aggregate difference for operating leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Deferred costs incurred in connection with mortgage note refinancings are amortized over the terms of the mortgages.

     Income Taxes:

          A partnership is not liable for income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

2.   Partnership Agreement:

          The Partnership was organized on August 10, 1982 under the Uniform Limited Partnership Act of the State of California for the purpose of engaging in the business of investing in and leasing industrial and commercial real estate. The Corporate General Partner purchased 200 limited partnership units in connection with the Partnership's public offering. The Partnership will terminate on December 31, 2020, or sooner, in accordance with the terms of the Amended Agreement of Limited Partnership (the "Agreement").

          The Agreement provides that the General Partners are allocated 6% (1% to the Individual General Partner, William P. Carey, and 5% to the Corporate General Partner, Carey Corporate Property, Inc.) and the Limited Partners are allocated 94% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. An affiliate of the General Partners may be entitled to receive incentive fees during the liquidation stage of the Partnership. A division of W. P. Carey & Co., Inc. ("W.P. Carey"), an affiliate, is engaged in the real estate brokerage business. The Partnership may sell properties through the division and pay subordinated real estate commissions as provided in the Agreement. The division could ultimately earn up to $857,694 of real estate commissions with respect to the sales of property between 1986 and 1995 which amount will be retained by the Partnership unless the subordination provisions of the Agreement are satisfied.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          In accordance with the Agreement, the General Partners were allocated a portion of the 1995 gain on sale of property as well as the related tax gain in order to eliminate their negative
               balances.   The  Partnership  paid  a  special   distribution  of
               $4,321,618 related to the sale which distribution was allocated 1% to the Individual General Partner and 99% to the Limited Partners in accordance with the Agreement.

3.   Transactions with Related Parties:

          The  Partnership's   ownership  interest  in  certain  properties  are
               jointly held with affiliates as tenants-in-common. The Partnership has a 46.383% and 83.24% ownership interest in two properties which are jointly held.

          Under the Agreement,  a division  of W.P.  Carey is also  entitled  to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary for the operation of the Partnership. Property management fees and general and administrative expense reimbursements are summarized as follows:

                                                                          1993             1994              1995
                                                                          ----             ----              ----
                      Property management fee                           $ 96,962         $ 98,187          $ 91,564
                      General and administrative
                        expense reimbursements                           119,738          160,125            95,644
                                                                        --------         --------          --------
                                                                        $216,700         $258,312          $187,208
                                                                        ========         ========          ========

          During 1993, 1994 and 1995, fees  aggregating  $165,800,  $172,675 and
               $28,683, respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner of such firm.

          The Partnership is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of the real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues as defined. Net expenses incurred in 1993, 1994 and 1995 were $52,719, $56,446 and $130,986, respectively. The increase in 1995 costs was due, in part, to certain nonrecurring costs incurred in connection with the relocation of the Partnership's offices.

4. Real Estate Leased to Others Accounted for Under the Operating Method and Operating Real Estate:

     A. Real Estate Leased to Others

          The scheduled minimum future rentals, exclusive of renewals, under noncancellable operating leases amount to approximately $2,227,000 in 1996, $1,188,000 in 1997, $788,000 in 1998,
               $145,000 in both 1999 and 2000 and aggregate approximately $4,963,000 through 2004.

     Contingent rentals were approximately $181,000 in both 1993 and 1994 and $195,000 in 1995.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

     B. Operating Real Estate:

        Operating real estate, at cost, is summarized as follows:

                                                                                        December 31,
                                                                                        ------------
                                                                                   1994                1995
                                                                                   ----                ----
                      Land                                                      $  850,000         $  850,000
                      Building                                                   6,693,973          6,818,635
                      Personal property                                             84,149            101,145
                                                                                ----------         ----------
                                                                                 7,628,122          7,769,780
                          Less: Accumulated depreciation                           495,099            735,950
                                                                                ----------         ----------
                                                                                $7,133,023         $7,033,830
                                                                                ==========         ==========

5.   Net Investment in Direct Financing Leases:

     Net investment in direct financing leases is summarized as follows:

                                                                                     December 31,
                                                                                     ------------
                                                                            1994                      1995
                                                                            ----                      ----
                      Minimum lease payments
                         receivable                                     $44,462,382               $28,653,756
                      Unguaranteed residual value                        25,085,107                13,382,979
                                                                        -----------                ----------
                                                                         69,547,489                42,036,735
                      Less, Unearned income                              39,594,877                23,812,307
                                                                        -----------               -----------
                                                                        $29,952,612               $18,224,428
                                                                        ===========               ===========


          The scheduled minimum future rentals, exclusive of renewals, under noncancellable direct financing leases amount to approximately $2,616,000 in each of the years 1996 to 2000 and aggregate approximately $28,654,000 through 2008

          Contingent  rentals  were  approximately   $973,000,   $1,253,000  and
               $990,000 in 1993, 1994 and 1995, respectively.

6.   Mortgage Notes Payable:

          The Partnership's mortgage loans are limited recourse obligations and are collateralized by lease assignments and by real property. Under certain circumstances, one loan could be a recourse obligation of the Partnership for up to $1,500,000. The encumbered properties have an aggregate carrying amount of $42,009,000, before accumulated depreciation. As of December 31, 1995, mortgage notes payable bear interest at rates varying from 7.60% to 10.52% per annum and mature from 1998 to 2004.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          Scheduled principal payments during each of the next five years following December 31, 1995 and thereafter are as follows:

               Year Ending December 31,
               ------------------------
                  1996                                         $   946,493
                  1997                                           1,024,153
                  1998                                          14,640,023
                  1999                                             191,464
                  2000                                             206,750
                  Thereafter                                     2,477,999
                                                               -----------
                     Total                                     $19,486,882
                                                               ===========

     Interest paid was $2,968,564 $2,408,669 and $2,156,609 for 1993, 1994 and
1995, respectively.

7.   Distributions to Partners:

     Distributions are declared and paid to partners quarterly and are summarized as follows:

                                                                                                           Limited
         Year Ending            Distributions Paid to             Distributions Paid to                  Partners' Per
         December 31,             General Partners                  Limited Partners                     Unit Amount
         ------------             ----------------                  ----------------                     -----------
           1993                        $291,278                          $4,563,341                        $ 53.33
                                       ========                          ==========                        =======
           1994                        $292,697                          $4,585,589                        $ 53.59
                                       ========                          ==========                        =======
           1995:
                  Quarterly
                   distributions       $286,854                          $4,494,031                        $ 52.52

                   Special
                   distribution
                    - Note 10            43,216                           4,278,400                          50.00
                                       --------                          ----------                        -------
                                       $330,070                          $8,772,431                        $102.52
                                       ========                          ==========                        =======


          Distributions of $66,634 to the General Partners and $1,043,929 to the Limited Partners for the quarter ended December 31, 1995 were declared and paid in January 1996.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.   Income for Federal Tax Purposes:

          Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                                       1993                 1994              1995
                                                                       ----                 ----              ----
      Net income per Statements of Income                            $ 5,085,506          $ 4,443,380       $ 8,678,586
      Excess tax depreciation                                         (2,124,785)          (1,746,077)       (1,242,601)
      Excess tax gain related to sale of property                                                             9,318,375
      Gain recognized for tax purposes in
         connection with dissolution of
         subsidiary                                                      957,340
      Other                                                              579,805             (234,766)         (211,474)
                                                                     -----------          -----------       ------------
         Income reported for
             Federal income tax purposes                             $ 4,497,866          $ 2,462,537       $16,542,886
                                                                     ===========          ===========       ===========

9.   Industry Segment Information:

          The  Partnership's  operations  consist of the  investment  in and the
               leasing  of  industrial  and  commercial   real  estate  and  the
               operation of a hotel business.

          In   1993,  1994 and 1995,  the  Partnership  earned its total leasing
               revenues   (rental  income  plus  interest   income  from  direct
               financing leases) from the following lease obligors:

                                                        1993      %               1994      %               1995       %
                                                        ----     ---              ----     ---              ----      --
   Simplicity Manufacturing, Inc.                   $1,996,710    24%         $1,996,710    24%          $1,996,710     26%
   Hughes Markets, Inc.                              1,429,471    17           1,429,421    17            1,443,715     19
   Brodart Co.                                       1,200,174    15           1,322,770    16            1,318,708     17
   Genesco, Inc.                                     1,940,985    23           2,095,020    25            1,047,510     14
   Continental Casualty Company                        873,675    10             709,027     9              755,614     10
   Family Dollar Stores, Inc.                          421,200     5             280,800     3              547,200      7
   Petrocon Engineering, Inc.                          294,292     4             357,468     4              368,780      5
   Winn-Dixie Stores, Inc.                             144,713     2             144,713     2              144,713      2
                                                    ----------   ---          ----------   ----          ----------   ----
                                                    $8,301,220   100%         $8,335,929   100%          $7,622,950   100%
                                                    ==========   ====         ==========   ====          ==========   ====

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

     Summarized operating results of the Partnership's share of the hotel operation are as follows:

                                                                  1993                  1994                   1995
                                                                  ----                  ----                   ----
     Revenues                                                 $ 3,197,476            $ 3,127,894            $ 3,834,671
     Fees paid to hotel management company                        (89,316)               (95,660)              (112,713)
     Other operating expenses                                  (2,041,955)            (1,942,104)            (2,291,378)
                                                              -----------            -----------           ------------
     Partnership's interest in hotel
       operating income                                       $ 1,066,205            $ 1,090,130            $ 1,430,580
                                                              ===========            ===========            ===========

10.  Gain on Sale of Real Estate:

          On June 30, 1995, the Partnership sold its property, subject to a direct financing lease, in Allentown, Pennsylvania, which it purchased in June 1983 for $11,702,128, to its lessee, Genesco, Inc. ("Genesco") for $15,200,000 and recognized a gain on the sale of $3,330,098, net of writing off certain deferred costs. In connection with the sale, the Partnership paid off an existing limited recourse mortgage loan on the Genesco property for $5,722,508.

          The Partnership used a portion of the net proceeds of $9,477,492 to pay a special distribution to Limited Partners of $4,278,400 ($50 per Limited Partnership Unit) and $43,216 to the Individual General Partner. The special distribution was declared and paid in July 1995.

11.  Extraordinary Gain on Extinguishment of Debt:

          Pursuant to an  agreement  in January  1988 among the  Partnership,  a previous lender and Wesray Capital Corporation ("Wesray"), the Partnership received $375,000 from Wesray which was applied to payment of principal under a modification agreement on a mortgage note collateralized by the Partnership's property in Beaumont, Texas currently leased to Petrocon Engineering, Inc. The Partnership purchased the mortgage note from the lender in 1990.

          Wesray's payments were evidenced by a nonrecourse promissory note made by the Partnership and collateralized by a second deed of trust. In lieu of interest on the note, Wesray would be entitled to 50% of the net proceeds in excess of $2,497,500 from any sale or refinancing of the Beaumont property. In November 1993, Wesray accepted a payment of $30,000 from the Partnership in exchange for releasing the Partnership from its obligations under the promissory note and the reconveyance of the second deed of trust. In connection with this agreement, the Partnership realized an extraordinary gain on the extinguishment of debt of $345,000 in 1993.

12.  Hotel Property:

          On June 15, 1988, the Partnership and Corporate Property Associates 8, L.P. ("CPA(R):8"), an affiliate, purchased the New Orleans Airport Holiday Inn in Kenner, Louisiana from Integra - A Hotel and Restaurant Company ("Integra") with 46.383% and 53.617% interests, respectively and net leased the hotel back to Integra. Subsequent to the purchase, Integra assigned the lease to a wholly-owned subsidiary, Kenner Management, Inc. ("Kenner").

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          As a result of Integra's financial condition, Integra stopped paying rent in May 1992, and in July 1992 filed a voluntary bankruptcy petition under the United States Bankruptcy Code; however, no filing was made by Kenner. As a result, the Partnership and CPA(R):8 declared a lease default and filed a suit which required Kenner to pay its rent arrearages and penalties as provided for in the lease. Under a letter of agreement with Kenner, the Partnership and CPA(R):8 evicted Kenner and assumed control of the operations of the hotel as of August 15, 1992.

          Due to the lease default, the mortgage loan on the hotel property was also in default; however, under a prior agreement with the lender and in consideration for the Partnership and CPA(R):8 satisfying certain conditions, the lender agreed not to exercise its remedies available to it under the mortgage. These conditions included the agreement by the Partnership and CPA(R):8 to transfer any and all proceeds from the Integra bankruptcy claim to the lender as a prepayment of principal on the mortgage loan, transfer the Partnership's and CPA(R):8's interest as holder of a promissory note from an indirect affiliate of Integra to the lender as described below and remain in compliance with the terms of the loan documents by the Partnership and CPA(R):8.

          In December 1993, Integra transferred its interest in Kenner's stock to the Partnership and CPA(R):8 which allowed for the orderly transfer of certain contracts, permits and licenses to the Partnership and CPA(R):8. Additionally, Integra transferred to the Partnership and CPA(R):8 its interest in a promissory note made by ShowBiz Pizza Time, Inc. The promissory note had previously been pledged by Integra to the Partnership and CPA(R):8. Subsequent to the transfer, the Partnership and CPA(R):8 received $1,814,609 as a full payoff of the promissory note. The $1,814,609 proceeds were transferred to the lender and applied as a reduction of the principal balance on the nonrecourse mortgage loan. The Partnership's $841,670 portion of the payoff is included in other income for 1993. The Partnership and CPA(R):8 have agreed that the $1,814,609 received in connection with the promissory note payoff will be credited toward funds they may be entitled to receive in the future in connection with their bankruptcy claims against Integra.

13   Environmental Matters:

          Based on the results of Phase I environmental reviews performed in 1993, the Partnership voluntarily conducted Phase II environmental reviews on certain of its properties in 1994. The Partnership believes, based on the results of Phase I and Phase II reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with surface spills from facility activities. For the conditions that were identified, the Partnership has advised the affected tenants of the Phase II findings and of their obligations to perform required remediation.

          All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. Except for the hotel property, all of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are expected to be performed and paid by the affected tenant, are not expected to be material. In the event that the Partnership absorbs a portion of any costs because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

              condition, liquidity or results of operations. None of the environmental conditions found in the Phase I reviews relate to the hotel property.

14.  Disclosures About Fair Value of Financial Instruments:

               The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

               The Partnership estimates that the fair value of mortgage notes payable approximates the carrying amount of such mortgage notes at December 31, 1995. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1995


                                                 Initial Cost to              Cost
                                                   Partnership             Capitalized
                                           ---------------------------     Subsequent to     Decrease In
         Description       Encumbrances      Land           Buildings     Acquisition(a)    Investment (b)
         -----------       ------------      ----           ---------     ---------------   --------------
Operating method:
 Dairy processing,
  distribution and
  office facilities
  leased to Hughes
  Markets, Inc.                            $1,689,536       $8,073,617        $21,643

 Office building in
  Beaumont, Texas
  partially leased
  to Petrocon
  Engineering, Inc.                           510,000        4,490,000        612,462       $(4,346,960)


 Office, manufacturing
  and warehouse
  buildings leased to
  a subsidiary of
  Continental Casualty
  Company                  $3,815,840       1,800,000        6,710,638        105,000

 Warehouse and
  distribution center
  leased to Family
  Dollar Stores, Inc.       2,755,571         291,540        5,708,460        153,179

 Supermarket leased
  to Winn-Dixie
  Stores, Inc.                558,589         213,289        1,032,557
                           ----------      ----------      -----------     ----------       -----------
                           $7,130,000      $4,504,365      $26,015,272       $892,284       $(4,346,960)
                           ==========      ==========      ===========     ==========       ===========


Operating real estate (f)
 Property located in
  New Orleans, Louisana    $3,452,074     $850,000    $5,818,508  $1,101,272
                           ==========   ==========   ===========  ==========




                                                                                                                     Life On which
                                          Gross Amount at which Carried                                               Depreciation

                                        Carried at Close of Period (d)(e)                                              in Latest
                                 --------------------------------------------------                                   Statement of
                                                Personal                                Accumulated                     Income
                                   Land        Property    Buildings       Total     Depreciation(e)  Date Acquired   is Computed
                                   ----        --------    ---------       -----     ---------------  -------------   -----------
Operating method:
 Dairy processing,
  distribution and
  office facilities
  leased to Hughes
  Markets, Inc.                 $1,711,179                 $8,073,617    $9,784,796     $4,901,436     June 1, 1983     8-36 yrs.


 Office building in
  Beaumont, Texas
  partially leased
  to Petrocon
  Engineering, Inc.                278,801                    986,701     1,265,502        465,188      August 11,

                                                                                                         1983           30 yrs.


 Office, manufacturing
  and warehouse
  buildings leased to
  a subsidiary of
  Continental Casualty                                                                                 October 20,

  Company                        1,800,000                  6,815,638     8,615,638      4,976,633       1983           10-40 yrs.


 Warehouse and
  distribution center
  leased to Family                                                                                     December 16,

  Dollar Stores, Inc.              291,540                  5,861,639     6,153,179      1,874,382       1983           30 yrs.

 Supermarket leased
  to Winn-Dixie                                                                                         March 12,

  Stores, Inc.                     213,289                  1,032,557     1,245,846        408,919       1984           30 yrs.
                                ----------                -----------   -----------    -----------
                                $4,294,809                $22,770,152   $27,064,961    $12,626,558
                                ==========                ===========   ===========    ===========


Operating real estate (f)
 Property located in
  New Orleans, Louisana         $  850,000   $  101,145   $ 6,818,635   $ 7,769,780    $   735,950      June 15,

                                ==========   ==========   ===========   ===========    ===========      1988          5-30 yrs.


See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1995

                                                Initial Cost to                    Gross Amount at which Carried
                                                 Partnership        Decrease In       at Close of Period  (d)
                                             --------------------     Net          -----------------------------
         Description         Encumbrances    Land       Buildings  Investment (c)  Land    Buildings       Total       Date Acquired

         -----------       --------------    ----       ---------  --------------  ----    ---------       -----       -------------

Direct financing method:
 Manufacturing and
  product testing
  buildings leased
  to Simplicity
  Manufacturing, Inc.        $5,535,028    $472,700   $11,527,300                                     $12,000,000      March 3, 1983


 Manufacturing,
  distribution and
  office buildings
  leased to
  Brodart Co.                 3,369,780     241,550     6,141,429      $(158,551)                       6,224,428      June 15, 1988

                             ----------    --------   -----------      ---------                      -----------
                             $8,904,808    $714,250   $17,668,729      $(158,551)                     $18,224,428
                             ==========    ========   ===========      =========                      ===========


See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

          NOTES TO SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

(a) Consists of the cost of improvements and acquisition costs, including legal fees, appraisal fees, title costs and other related fees, and the purchase of additional land subsequent to original purchase.

(b)  Represents writedowns of property to net realizable value.

(c) The decrease in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment, which is less than lease payments received.

(d) At December 31, 1995, the aggregate cost of real estate owned for Federal income tax purposes is $58,874,893.

(e)

                                       Reconciliation of Real Estate Accounted
                                            for Under the Operating Method

                                                   December 31,
                                         ------------------------------
                                             1994              1995
                                         -----------        -----------
Balance at beginning
    of period                            $26,959,961        $26,959,961

Additions during period                                         105,000
                                         -----------        -----------
Balance at close of period               $26,959,961        $27,064,961
                                         ===========        ===========




                                  Reconciliation of Accumulated Depreciation

                                                 December 31,
                                        ------------------------------
                                            1994             1995
                                        -----------        -----------
Balance at beginning
    of period                           $10,794,329        $11,717,884

Depreciation expense for
    the period                              923,555            908,674
                                        -----------        -----------

Balance at close of period              $11,717,884        $12,626,558
                                        ===========        ===========

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                  NOTES TO SCHEDULE OF REAL ESTATE - Continued

(f)

                                       Reconciliation of Operating Real Estate

                                                   December 31,
                                           ----------------------------
                                              1994             1995
                                           ----------        ----------
Balance at beginning of period             $6,782,187        $7,628,122

Additions during period                       845,935           141,658
                                           ----------        ----------

Balance at close of
    period                                 $7,628,122        $7,769,780
                                           ==========        ==========





                                  Reconciliation of Accumulated Depreciation for
                                             Operating Real Estate

                                                December 31,
                                           -----------------------
                                             1994          1995
                                           --------       --------
Accumulated depreciation
    at beginning of period                 $277,511       $495,099

Depreciation expense for the period         217,588        240,851
                                           --------       --------

Balance at close of
    period                                 $495,099       $735,950
                                           ========       ========

PROPERTIES
--------------------------------------------------------------------------------

     LEASE                                                                                        TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                       INTEREST
    -------                       ----------------                     --------                       --------
HUGHES MARKETS,                   Land and Dairy                       Los Angeles,                Ownership of an
INC.                              Processing/                          California                  83.24% interest
                                  Distribution                                                     in land and
                                  Facilities                                                       buildings

SIMPLICITY                        Land and Manufac-                    Port Washington,            Ownership of land
MANUFACTURING,                    turing/Product                       Wisconsin                   and buildings (1)
INC.                              Testing Buildings
                                  - 2 locations

   (2)                            Land and Hotel                       Kenner,                     Ownership of a
                                  Complex                              Louisiana                   46.383% interest in
                                                                                                   land and building (1)

CONTINENTAL                       Land and Office,                     College Station,            Ownership of land
CASUALTY COMPANY                  Manufacturing                        Texas                       and buildings (1)
                                  and Warehouse
                                  Buildings

BRODART CO.                       Land and Manufac-                    Williamsport,               Ownership of land
                                  turing, Distribution                 Pennsylvania                and buildings (1)
                                  and Office Buildings
                                  - 2 locations


FAMILY DOLLAR                     Land and Warehouse/                  Salisbury,                  Ownership of land
STORES, INC.                      Distribution Center                  North Carolina              and buildings (1)

PETROCON                          Land and Office                      Beaumont, Texas             Ownership of land
ENGINEERING,                      Building                                                         and building

INC.

WINN-DIXIE                        Land and Supermarket                 Leeds, Alabama              Ownership of land
STORES, INC.                                                                                       and building (1)

(1)     These properties are encumbered by mortgage notes payable.
(2)     The Partnership and CPA(R):8 operate a hotel business at this property.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
         UNITHOLDER MATTERS
--------------------------------------------------------------------------------

     Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1995 there were 3,039 holders of record of the Limited Partnership Units of the Partnership.

     In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1992:

                                Cash Distributions Paid Per Unit
                            1993             1994              1995
                            ----             ----              ----
First quarter              $13.30           $13.38           $ 13.43
Second quarter              13.32            13.39             13.44
Third quarter               13.34            13.40             63.50(a)
Fourth quarter              13.37            13.42             12.15
                           ------           ------           -------
                           $53.33           $53.59           $102.52
                           ======           ======           =======


(a)  Includes a special distribution of $50 per unit.


REPORT ON FORM 10-K
--------------------------------------------------------------------------------

     The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

DIRECTORS AND SENIOR OFFICERS
--------------------------------------------------------------------------------

     The Partnership has no directors or officers. The directors and senior officers of the Corporate General Partner are as follows:

   William Polk Carey                      Chairman of the Board
                                           Director
   Francis J. Carey                        President
                                           Director
   George E. Stoddard                      Chairman of the Investment Committee
                                           Director
   Raymond S. Clark                        Chairman of the Executive Committee
                                           Director
   Madelon DeVoe Talley                    Vice Chairman of the Board
                                           Director
   Barclay G. Jones III                    Executive Vice President
                                           Director
   Lawrence R. Klein                       Chairman of the Economic Policy
                                               Committee
                                           Director
   Claude Fernandez                        Executive Vice President
                                           Chief Administrative Officer
   Howard J. Altmann                       Senior Vice President
   H. Augustus Carey                       Senior Vice President
   John J. Park                            Senior Vice President
                                           Treasurer
   Debra E. Bigler                         First Vice President
   Ted G. Lagried                          First Vice President
   Anthony S. Mohl                         First Vice President
   Michael D. Roberts                      First Vice President
                                           Controller


     The directors and senior officers of W. P. Carey & Co., Inc. are substantially the same as above.

     A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

     William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

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

     Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

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

     Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

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

     Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

     H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

     John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

     Debra E. Bigler, First Vice President, joined W.P. Carey in 1989 as an assistant marketing director, rising to her present position where she bears responsibility for investor services throughout the southern United States. She was previously employed by E. F. Hutton & Company for nine years where she began as a Marketing Associate in Private Placement, Sales and Marketing and was then promoted to Regional Director.

     Ted G. Lagreid, First Vice President, joined W.P. Carey in 1994 and is regional director responsible for investor services in the western United States. Prior to joining the firm, he was a Vice President with Shurgard Capital Group, then for Sun America where he was an executive in its mutual funds group. He earned an A.B. from the University of Washington, received an M.P.A. from the University of Puget Sound and then spent eight years in the city of Seattle's Office of Management and Budget and Department of Community Development. Mr. Lagreid was a commissioner of the City of Oakland, California, serving on its Community and Economic Advisory Commission.

     Anthony S. Mohl, First Vice President, Director of Portfolio Management, joined W.P. Carey as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

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