Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1996-05-15
CIK 706005

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1996
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------      -------------

Commission file number                0-11982
- --------------------------------------------------------------------------------

       CORPORATE PROPERTY ASSOCIATES 4, A CALIFORNIA LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                      13-3126150
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (212)  492-1100
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                [X]  Yes        [_]  No

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                                     INDEX



                                                            Page No.
                                                            --------

   PART I
   ------

   Item 1. - Financial Information*

             Balance Sheets, December 31, 1995 and
             March 31, 1996                                    2

             Statements of Income for the three
             months ended March 31, 1995 and 1996              3

             Statements of Cash Flows for the three
             months ended March 31, 1995 and 1996              4

             Notes to Financial Statements                    5-7

   Item 2. - Management's Discussion of Operations             8



   PART II
   -------

   Item 6. - Exhibits and Reports on Form 8-K                  9

   Signatures                                                 10



  *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS

                                            December 31,    March 31,
                                                1995           1996
                                            -------------  ------------
                                               (Note)      (Unaudited)
       ASSETS:
  Land and buildings, net of
    accumulated depreciation of
    $13,362,508 at December 31, 1995 and
    $12,842,758 at March 31, 1996            $21,472,233   $14,222,203
  Net investment in direct
    financing leases                          18,224,428    18,217,194
  Real estate held for sale                                  6,976,809
  Cash and cash equivalents                    7,579,071     7,808,057
  Accrued interest and  rents receivable         203,651       248,461
  Other assets                                 1,028,692     1,048,827
                                             -----------   -----------

        Total assets                         $48,508,075   $48,521,551
                                             ===========   ===========

       LIABILITIES:
  Mortgage notes payable                     $19,486,882   $19,256,266
  Accrued interest payable                       136,087       132,873
  Accounts payable and accrued expenses          435,977       448,105
  Accounts payable to affiliates                  87,461        90,780
  Prepaid rental income                                         45,600
                                             -----------   -----------

        Total liabilities                     20,146,407    19,973,624
                                             -----------   -----------

       PARTNERS' CAPITAL:

  General Partners                                62,061        74,177

  Limited Partners (85,568 Limited
  Partnership Units issued and
  outstanding)                                28,299,607    28,473,750
                                             -----------   -----------

        Total partners' capital               28,361,668    28,547,927
                                             -----------   -----------

        Total liabilities and
          partners' capital                  $48,508,075   $48,521,551
                                             ===========   ===========


  The accompanying notes are an integral part of the financial statements.


  Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                        STATEMENTS OF INCOME (UNAUDITED)

                                                          Three Months Ended
                                                  March 31, 1995    March 31, 1996
                                                  --------------    --------------

Revenues:
 Rental income from operating leases                    $  808,127      $  835,341
 Interest income from direct financing leases            1,353,017         828,134
 Other interest income                                      26,658          95,356
 Other income                                               42,792
                                                        ----------      ----------
                                                         2,230,594       1,758,831
                                                        ----------      ----------

Expenses:
 Interest on mortgages                                     594,519         435,472
 Depreciation                                              289,009         276,615
 General and administrative                                140,263          90,888
 Property expenses                                          93,130          67,060
 Amortization                                               31,150          25,767
                                                        ----------      ----------
                                                         1,148,071         895,802
                                                        ----------      ----------

  Income from continuing operations                      1,082,523         863,029

Earnings from discontinued operations                      407,425         432,793
                                                        ----------      ----------

  Net income                                            $1,489,948      $1,295,822
                                                        ==========      ==========
  Net income allocated to
   General Partners                                     $   89,397      $   77,749
                                                        ==========      ==========


  Net income allocated to
   Limited Partners                                     $1,400,551      $1,218,073
                                                        ==========      ==========

Net income per Unit
 (85,568 Limited
   Partnership Units)
Income from continuing operations                           $11.89           $9.48
Earnings from discontinued operations                         4.48            4.76
                                                            ------          ------
                                                            $16.37          $14.24
                                                            ======          ======


   The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                  Three Months Ended
                                                                        March 31,
                                                                      ------------
                                                                  1995          1996
                                                              ------------  ------------
Cash flows from operating activities:
 Net income                                                   $ 1,489,948   $ 1,295,822
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                  320,159       302,382
   Other noncash items                                              3,152         2,803
   Net change in operating assets and liabilities                (245,542)      (28,448)
                                                              -----------   -----------

    Net cash provided by operating activities                   1,567,717     1,572,559
                                                              -----------   -----------

Cash flows from investing activities:
 Additional capitalized costs                                     (15,936)       (3,394)
                                                              -----------   -----------

    Net cash used in investing activities                         (15,936)       (3,394)
                                                              -----------   -----------

Cash flows from financing activities:
 Distributions to partners                                     (1,222,530)   (1,109,563)
 Payments on mortgage principal                                  (332,794)     (230,616)
                                                              -----------   -----------

    Net cash used in financing activities                      (1,555,324)   (1,340,179)
                                                              -----------   -----------


      Net (decrease) increase in cash and cash equivalents         (3,543)      228,986

   Cash and cash equivalents, beginning of period               2,509,451     7,579,071
                                                              -----------   -----------

      Cash and cash equivalents, end of period                $ 2,505,908   $ 7,808,057
                                                              ===========   ===========

Supplemental disclosure of cash flows information:

       Interest paid                                          $   599,340   $   438,686
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.


     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1996 are summarized as follows:

        Quarter Ended   General Partners  Limited Partners  Per Limited Partner
      ----------------  ----------------  ----------------  -------------------
                                                            Unit
                                                            ----

     December 31, 1995  $65,633           $1,043,930        $12.20
                        =======           ==========        ======



     A distribution of $12.22 per Limited Partner Unit for the quarter ended March 31, 1996 was declared and paid in April 1996.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31, 1995 and 1996, the Partnership incurred management fees of $27,003 and $22,024, respectively, and general and administrative expense reimbursements of $32,340 and $22,941, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1995 and 1996 were $44,386 and $18,412, respectively.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1995 and 1996, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                          1995      %       1996      %
                                       ----------  ----  ----------  ----
     Simplicity Manufacturing, Inc.    $  499,178   23%  $  499,178   30%
     Hughes Markets, Inc.                 357,355   17      378,797   23
     Brodart Co.                          330,085   15      328,956   20
     Continental Casualty Company         185,727    9      189,962   11
     Family Dollar Stores, Inc.           136,800    6      136,800    8
     Petrocon Engineering, Inc.            92,066    4       93,604    6
     Winn-Dixie Stores, Inc.               36,178    2       36,178    2
     Genesco, Inc.                        523,755   24
                                       ----------  ---   ----------  ---
                                       $2,161,144  100%  $1,663,475  100%
                                       ==========  ===   ==========  ===

     Note 5.  Discontinued Operations:
              -----------------------

     The Partnership and Corporate Property Associates 8 ("CPA(R):8"), an affiliate, own a hotel property in Kenner, Louisiana as tenants-in-common with 46.383% and 53.617% interests, respectively. On April 17, 1996, the Investment Committee of the Corporate General Partners of the Partnership and CPA(R):8 approved a proposal to transfer ownership of the hotel property to the operating partnership of a newly-formed real estate investment trust formed by an affiliate of American General Hospitality Corp. ("AGH"), the hotel management company which is currently engaged by the Partnership and CPA(R):8, to manage the hotel property. In exchange for the contribution of the hotel to the operating partnership, the Partnership and CPA(R):8 will receive an equity interest in the operating partnership with an expected initial value of approximately $18,000,000, of which the Partnership's share would be approximately $8,350,000. In addition, the operating partnership will assume the existing loan obligation on the property of approximately $7,365,000, of which the Partnership's share is currently approximately $3,415,000. The value of the consideration received by the Partnership and CPA(R):8 will be dependent upon the price of the stock issued by AGH in its initial public offering. The Partnership and CPA(R):8 purchased the property in June 1988 (of which the Partnership contributed equity of approximately $3,480,000) including $10,000,000 of mortgage financing, and assumed operating control of the hotel in 1992 when they evicted the lessee due to its financial difficulties.

     The exchange transaction is subject to the ability of AGH to complete an initial public offering for the newly-formed real estate investment trust. It is intended that the exchange of the hotel property for securities initially be treated as a noncash exchange for tax and financial reporting purposes and that the Partnership retain the funds included in the hotel furniture, fixture and equipment reserves. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of the publicly-traded real estate investment trust. The Partnership does not anticipate incurring any significant costs in connection with completing the proposed exchange. In connection with the proposed transaction, the $6,976,809 carrying value of the hotel property has been reclassified as real estate held for sale.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Operating results of the hotel for the three-month periods ended March 31, 1995 and 1996 are summarized as follows:

                                         1995        1996
                                      ----------  -----------

     Revenues                         $ 996,893   $1,024,083
     Fees paid to hotel management
          company                      ( 36,425)     (39,005)
     Other operating expenses          (553,043)    (552,285)
                                      ---------   ----------
     Hotel operating income           $ 407,425   $  432,793
                                      =========   ==========


     Note 6.  Property Leased to Hughes Markets, Inc.:
              ---------------------------------------

     The Partnership and Corporate Property Associates 3 ("CPA(R):3"), an affiliate, own a dairy processing facility in Los Angeles, California as tenants-in-common with 16.76% and 83.24% ownership interests, respectively. On May 1, 1996, the Partnership and CPA(R):3 entered into a lease amendment agreement with the lessee, Hughes Markets, Inc. ("Hughes"), to extend the lease term from April 30, 1996 to April 30, 1998. Under the extension agreement, monthly rent will increase to $336,166 (of which the Partnership's share will be $279,824) from $151,686 (of which the Partnership's share was $126,266). At the end of the two-year period, Hughes will make a lump sum payment of $3,500,000 (of which the Partnership's share will be approximately $2,910,000). Hughes is obligated to provide the Partnership and CPA(R):3 a letter of credit, cash deposit or other form of security acceptable at the Partnership and CPA(R):3's sole discretion to ensure payment of the $3,500,000. Hughes may extend the lease on a month-to-month basis for up to six months at a rental of $500,000 per month.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------

        Net income and income from continuing operations decreased by $194,000 and $219,000, respectively, for the three-month period ended March 31, 1996 as compared with the same period ended March 31, 1995. The decreases were due to the sale of a property leased to Genesco, Inc. ("Genesco") in June 1995. Earnings from the Genesco property, consisting of rentals less interest on the limited recourse loan collateralized by the Genesco properties and other costs directly attributable to the Genesco property, contributed approximately $380,000 to the results of operations for the three-month period ended March 31, 1995. Excluding the earnings from Genesco and certain nonrecurring other income in 1995 of $42,800, income from comparable continuing operations would have increased by $203,000, an increase of approximately 30%. Of such increase, $68,000 was due to an increase in other interest income reflecting higher average cash balances and moderate decreases in interest, general and administrative and property expenses. The decrease in interest expense of $26,000 (net of $133,000 of interest incurred on the Genesco property mortgage loan in 1995) was due to the continuing amortization of the Partnership's mortgage loans. General and administrative expenses benefited, in part, from an expected decrease in the Partnership's share of office expenses. The decrease in property expense was due to several factors, none of which were significant. Excluding the rent from Genesco, lease revenues increased modestly, primarily due to an increase of the Hughes Markets, Inc. ("Hughes") rent in the fourth quarter of 1995.

        Income from the hotel operation, which the Partnership has made formal plans to dispose of, increased by 6%. The increase was entirely due to an increase in revenues as hotel operating expenses were unchanged for the comparable periods. The hotel realized the revenue increase even though the occupancy rate for the quarter decreased by 2%. Higher average room rates were realized as a result of the hotel's ability to increase rates and changes in usage. In 1996, corporate rates represented 39% of available rooms versus 34% in 1995, while group business decreased to 11% from 19% of available rooms. This change in usage was beneficial to earnings as the average room rate for corporate business is substantially higher than the rates negotiated by groups and associations.

        The Partnership's lease with Hughes for the dairy processing plant in Los Angeles, California has been extended through April 30, 1998. Annual cash flow will increase by $1,843,000 during the two-year extension. In addition, the Partnership will receive a lump sum payment of approximately $2,910,000 at the end of the two-year period.

     Financial Condition:
     -------------------

        There has been no material change in the Partnership's financial condition since December 31, 1995. Cash flow from operations was sufficient to fund payments of distributions to partners and scheduled principal payments on the Partnership's mortgage debt. If the exchange of the Kenner, Louisiana hotel property and related assumption of the mortgage loan obligation for equity interests in the operating partnership of a real estate investment trust is completed, the Partnership would expect to receive a relatively stable cash flow from such investment as the objective of the real estate investment trust and the underlying partnership is to distribute at least 95% of its taxable income so that it can maintain its tax status as a real estate investment trust. With this investment, the Partnership will eliminate the uncertainty related to operating a hotel business with a single hotel and replace such uncertainty with a stable cash flow from the operating partnership's distributions which comprise of the operation of many hotels which are initially estimated to be approximately $700,000 annually. Although cash flow from the hotel operations when combined with debt service on the property mortgage was approximately $1,024,000 in 1995, the Partnership funded improvements of nearly $1,000,000 in the prior year. Funding major capital improvements at the hotel property is needed to remain competitive; therefore, if ownership of the hotel were retained, the Partnership would be required to use funds for additional improvements in the future. Accordingly, cash flow from the hotel could vary significantly from year to year. The Partnership had operated the hotel since 1992, subsequent to evicting the lessee. At that time, the Partnership's objectives were to generate positive cash flow from the hotel operation and enhance the underlying property value. If the proposed transaction is consummated, the Partnership may realize these objectives.

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



               5/10/96           By:      /s/ Claude Fernandez
            --------------               ------------------------------
                Date                     Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



               5/10/96           By:      /s/ Michael D. Roberts
            --------------               -------------------------------
                Date                     Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)