Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 4
filed 1996-08-12
CIK 706005

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                    JUNE 30, 1996
                              __________________________________________________

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from ___________________   to ________________________

Commission file number                0-11982
                      __________________________________________________________

CORPORATE PROPERTY ASSOCIATES 4, A CALIFORNIA LIMITED PARTNERSHIP
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        13-3126150
________________________________________________________________________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
_______________________________________________________________________________
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
_______________________________________________________________________________
             (Registrant's telephone number, including area code)

_______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)


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

                                      [_]  Yes     [_]  No

                       CORPORATE PROPERTY ASSOCIATES 4,
                       a California limited partnership



                                     INDEX



                                                                       Page No.
                                                                       --------

PART I
- ------

Item 1. - Financial Information*

        Balance Sheets, December 31, 1995 and
        June 30, 1996                                                     2

        Statements of Income for the three and six
        months ended June 30, 1995 and 1996                               3

        Statements of Cash Flows for the six
        months ended June 30, 1995 and 1996                               4

        Notes to Financial Statements                                     5-7


Item 2. - Management's Discussion of Operations                           8



PART II
- -------

Item 6. - Exhibits and Reports on Form 8-K                                9

Signatures                                                                10



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


                                            December 31,     June 30,
                                                1995           1996
                                            -------------  ------------
                                               (Note)      (Unaudited)

       ASSETS:

  Land and buildings, net of
    accumulated depreciation of
    $13,362,508 at December 31, 1995 and
    $13,058,958 at June 30, 1996             $21,472,233   $14,006,003
  Net investment in direct
    financing leases                          18,224,428    18,209,646
  Real estate held for sale                                  6,981,065
  Cash and cash equivalents                    7,579,071     7,991,659
  Accrued interest and  rents receivable         203,651       300,955
  Other assets                                 1,028,692     1,450,458
                                             -----------   -----------

        Total assets                         $48,508,075   $48,939,786
                                             ===========   ===========


       LIABILITIES:
  Mortgage notes payable                     $19,486,882   $19,022,525
  Accrued interest payable                       136,087       126,149
  Accounts payable and accrued expenses          435,977       475,610
  Accounts payable to affiliates                  87,461       159,403
                                             -----------   -----------

        Total liabilities                     20,146,407    19,783,687
                                             -----------   -----------


       PARTNERS' CAPITAL:

  General Partners                                62,061       111,606

  Limited Partners (85,568 Limited
  Partnership Units issued and
  outstanding)                                28,299,607    29,044,493
                                             -----------   -----------

        Total partners' capital               28,361,668    29,156,099
                                             -----------   -----------

        Total liabilities and
          partners' capital                  $48,508,075   $48,939,786
                                             ===========   ===========


  The accompanying notes are an integral part of the financial statements.



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 4,

                        a California limited partnership



                        STATEMENTS OF INCOME (UNAUDITED)



                                             Three Months Ended               Six Months Ended
                                    June 30, 1995      June 30, 1996    June 30, 1995  June 30, 1996
                                  ------------------  ----------------  -------------  -------------
  Revenues:

   Rental income from
    operating leases                      $  812,363        $1,387,643     $1,620,490     $2,222,984
   Interest from direct
    financing leases                       1,352,754           827,821      2,705,771      1,655,955
   Other interest income                      24,866            95,010         51,524        190,366
   Other income                                1,972                           44,764
                                          ----------        ----------     ----------     ----------
                                           2,191,955         2,310,474      4,422,549      4,069,305
                                          ----------        ----------     ----------     ----------

  Expenses:
   Interest on mortgages                     605,848           428,939      1,200,367        864,411
   Depreciation                              292,142           216,199        581,151        492,814
   General and administrative                103,723           160,088        243,986        250,976
   Property expense                           79,866           134,275        172,996        201,335
   Amortization                               31,150            25,767         62,300         51,534
                                          ----------        ----------     ----------     ----------
                                           1,112,729           965,268      2,260,800      1,861,070
                                          ----------        ----------     ----------     ----------

    Income before gain on
    sale of real estate and
    earnings from discontinued
    operations                             1,079,226         1,345,206      2,161,749      2,208,235

  Gain on sale of real
   estate                                  3,497,872                        3,497,872
                                          ----------         ----------    ----------     ----------

    Income from continuing
      operations                           4,577,098         1,345,206      5,659,621      2,208,235

  Earnings from discontinued
   operations                                358,864           374,352        766,289        807,145
                                          ----------        ----------     ----------     ----------

    Net income                            $4,935,962        $1,719,558     $6,425,910     $3,015,380
                                          ==========        ==========     ==========     ==========

  Net income allocated
   to General Partners                    $  616,832        $  103,173     $  706,229     $  180,923
                                          ==========        ==========     ==========     ==========

  Net income allocated
   to Limited Partners                    $4,319,130        $1,616,385     $5,719,681     $2,834,457
                                          ==========        ==========     ==========     ==========

  Net income per Unit
   (85,568 Limited
   Partnership Units)
    Income from continuing
    operations                                $46.53            $14.78     $    58.42         $24.26
    Discontinued operations                     3.94              4.11           8.42           8.87
                                          ----------        ----------     ----------     ----------
                                              $50.47            $18.89     $    66.84         $33.13
                                          ==========        ==========     ==========     ==========

  The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,

                        a California limited partnership



                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                 Six Months Ended
                                                                     June 30,
                                                                 ----------------
                                                                   1995      1996
                                                                   ----      ----
     Cash flows from operating activities:
      Net income                                                $ 6,425,910   $ 3,015,380
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                               643,451       544,348
        Amortization of unearned income on direct
         financing leases and straight-line rents on
         operating leases less (greater) than scheduled
         rents                                                       12,476      (236,864)
        Gain on sale of real estate                              (3,497,872)
        Net change in operating assets and liabilities             (450,309)     (217,321)
                                                                -----------   -----------

         Net cash provided by operating activities                3,133,656     3,105,543
                                                                -----------   -----------

     Cash flows from investing activities:
      Proceeds from sale of real estate                          15,200,000
      Additional capitalized costs                                  (91,009)       (7,649)
                                                                -----------   -----------

         Net cash provided by (used in) investing activities     15,108,991        (7,649)
                                                                -----------   -----------

     Cash flows from financing activities:
      Distributions to partners                                  (2,445,970)   (2,220,949)
      Payments on mortgage principal                               (712,143)     (464,357)
      Prepayment of mortgage payable                             (5,722,508)
                                                                -----------    ----------

         Net cash used in financing activities                   (8,880,621)   (2,685,306)
                                                                -----------   -----------


           Net increase in cash and cash equivalents              9,362,026       412,588

        Cash and cash equivalents, beginning of period            2,509,451     7,579,071
                                                                -----------   -----------

           Cash and cash equivalents, end of period             $11,871,477   $ 7,991,659
                                                                ===========   ===========

     Supplemental disclosure of cash flows information:


            Interest paid                                       $ 1,249,530   $    874,349
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



     Note 2.  Distributions to Partners:
              -------------------------


     Distributions declared and paid to partners during the six months ended June 30, 1996 are summarized as follows:


Quarter Ended   General Partners  Limited Partners Per Limited Partner Unit
- ---------------------------------------------------------------------------

December 31, 1995    $65,633        $1,043,930         $12.20
                     =======        ==========         ======
March 31, 1996       $65,745        $1,045,641         $12.22
                     =======        ==========         ======


     A distribution of $12.24 per Limited Partner Unit for the quarter ended June 30, 1996 was declared and paid in July 1996.



     Note 3.  Transactions with Related Parties:
              ---------------------------------


     For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $26,491 and $53,494, respectively, and general and administrative expense reimbursements of $10,390 and $42,730, respectively. For the three-month and six-month periods ended June 30, 1996, the Partnership incurred management fees of $59,049 and $81,073, respectively, and general and administrative expense reimbursements of $56,390 and $79,331, respectively.


     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six-months ended June 30, 1995 and 1996 were $77,092 and $35,508, respectively.

                        CORPORATE PROPERTY ASSOCIATES 4,

                        a California limited partnership



            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------


     The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1995 and 1996, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                          1995       %       1996       %
                                       -----------  ----  -----------  ----
     Hughes Markets, Inc.               $  714,710   17    $1,307,494   34
     Simplicity Manufacturing, Inc.        998,356   23       998,356   25
     Brodart Co.                           659,906   15       657,600   17
     Continental Casualty Company          375,689    9       379,924   10
     Family Dollar Stores, Inc.            273,600    6       276,000    7
     Petrocon Engineering, Inc.            184,134    4       187,209    5
     Winn-Dixie Stores, Inc.                72,356    2        72,356    2
     Genesco, Inc.                       1,047,510   24
                                        ----------  ---    ----------  ---
                                        $4,326,261  100%   $3,878,939  100%
                                        ==========  ===    ==========  ===


     Note 5.  Discontinued Operations:
              -----------------------


     The Partnership and Corporate Property Asociates 8 ("CPA(R):8"), an afilliate, purchased a hotel property in Kenner, Louisiana, in June 1988 as tenants-in-common with 46.383% and 53.617% interests, respectively. The Partnership contributed $3,479,000 in the form of an exchange of another property owned by the Partnership and CPA(R):8 contributed $4,021,000 of equity and $10,000,000 was supplied by mortgage financing. The Partnership and CPA(R):8 assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Partnership and CPA(R):8 entered into a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality, Inc. ("AGH") in which the Partnership and CPA(R):8 received 920,672 limited partnership units (of which the Partnership's share is 427,008 units) in exchange for their ownership interests in the hotel property, a cash contribution of $388,331 (of which the Partnership's share is $180,120) and the Operating Partnership's assumption of the Partnership's and CPA(R):8's mortgage loan obligation collateralized by the hotel property (of which the Partnerhip's share was approximately $3,389,000).


     The exchange of the hotel property for limited partnership units will initially be treated as a noncash exchange for tax and financial reporting purposes. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of common stock in AGH, which recently completed an initial public offering, with such shares registered with the Securities and Exchange Commission. In connection with the transaction, the $6,981,065 carrying value of the hotel property was classified as real estate held for sale as of June 30, 1996. The Partnership's and CPA(R):8's limited partnership units had a fair value of approximately $16,342,000 (of which the Partnership's share is $7,579,000) at the date of the exchange.

                        CORPORATE PROPERTY ASSOCIATES 4,

                        a California limited partnership



            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Operating results of the hotel for the six-month periods ended June 30, 1995 and 1996 are summarized as follows:


                                          1995          1996
                                      ------------  ------------

     Revenues                         $ 1,948,846   $ 2,003,001
     Fees paid to hotel management
       company                            (69,605)      (78,545)
     Other operating expenses          (1,112,952)   (1,117,311)
                                      -----------   -----------
     Hotel operating income           $   766,289   $   807,145
                                      ===========   ===========

     Note 6.  Property Leased to Hughes Markets, Inc.:
              ---------------------------------------

     The Partnership and Corporate Property Associates 3 ("CPA(R):3"), an affiliate, own a dairy processing facility in Los Angeles, California as tenants-in-common with 83.24% and 16.76% ownership interests, respectively. On May 1, 1996, the Partnership and CPA(R):3 entered into a lease amendment agreement with the lessee, Hughes Markets, Inc. ("Hughes"), to extend the lease term which initial term had expired on April 30, 1996 to April 30, 1998. Under the extension agreement, Hughes' monthly rent increased to $336,166 (of which the Partnership's share is $279,825) from $151,686 (of which the Partnership's share was $126,266). At the end of the lease term, Hughes is obligated to pay a lump sum rental payment of $3,500,000 (of which the Partnership's share will be approximately $2,913,000). Hughes has an option to extend the lease on a month-to-month basis for up to six months at a rental of $500,000 per month.


     In accordance with the lease amendment agreement, Hughes has provided the Partnership and CPA(R):3 an irrevocable letter of credit of $3,500,000, an amount equal to Hughes' lump sum payment obligation. For financial reporting purposes, the $3,500,000 rental payable due at the end of the lease term is being recognized on a straight-line basis over the term of the lease extension period.

                        CORPORATE PROPERTY ASSOCIATES 4,

                        a California limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------

     Results of Operations:
     ---------------------

        Income from continuing operations decreased by $3,232,000 and $3,451,000 for the three-month and six-month periods ended June 30, 1996, respectively, as compared with the similar periods ended June 30, 1995. Excluding a gain of $3,498,000 realized in June 1995 on the sale of property leased to Genesco, Inc. ("Genesco"), income from continuing operations would have reflected increases of $266,000 and $46,000 for the three-month and six-month periods, respectively. These increases in income were realized even though Genesco contributed 24% of the Partnership's lease revenues prior to the sale and were due to decreases in depreciation and interest expenses and an increase in other interest income. The effect of these items was partially offset for the comparable six-month periods by a decrease in lease revenues.


        The decrease in interest expense was due to the continuing amortization of the Partnership's mortgage loans and the satisfaction of the loan on the Genesco property at the time of the aforementioned sale. The decrease in depreciation was due to lower charges as a result of classifying the hotel property as real estate held for sale. Other interest income increased as the Partnership had higher average cash balances in 1996 than in 1995. The decrease in lease revenues for the comparable six-month periods was solely attributable to the effect of the Genesco transaction. For the comparable three-month periods, overall lease revenues increased. This increase was due to the lease extension agreement, effective May 1, 1996, with Hughes Markets, Inc. ("Hughes") which lease was extended for two years through April 30, 1988. Annual cash flow will increase by $1,843,000 during the extension period as a result of the new agreement with Hughes. Additionally, the Partnership will receive a lump sum payment of approximately $2,910,000 at the end of this period.


        Income from the discontinued hotel segment increased by approximately 5%; however, the Partnership ceased operating the hotel on July 30, 1996 when it exchanged its ownership interest in the hotel property for limited partnership units in the operating partnership of a newly-formed real estate investment trust, American General Hospitality, Inc. ("AGH"). The Partnership's annual cash flow from its interest in the operating partnership is initially projected to be approximately $700,000



     Financial Condition:
     -------------------


        There has been no material change in the Partnership's financial condition since December 31, 1995. Cash flow from operations of $3,105,000 was sufficient to fund distributions to partners of $2,221,000 and payments of scheduled principal payment installments of $464,000. Mortgage debt service will decrease as the result of the assignment of the mortgage loan obligation on the hotel property in July 1996. Such assignment will reduce the Partnership's outstanding mortgage loan balance by 18%.


        AGH owns a diversified portfolio of hotel properties, and one of the requirements for a real estate investment trust is to distribute at least 95% of its taxable income in order to retain its special Federal income tax status; therefore, cash flow from the interest in the operating partnership is expected to be relatively stable. The Partnership hopes to eliminate the uncertainty related to operating a single hotel business. Although the Partnership's share of cash flow from the hotel operation after debt service was approximately $1,024,000 in 1995, the Partnership funded improvements in excess of $750,000 in the prior year. Funding major capital improvements at the hotel property was needed to remain competitive. If ownership of the hotel were retained, the Partnership would be required to use funds for additional improvements in the future. Accordingly, cash flow from the hotel could fluctuate significantly from year to year. With the exchange, the Partnership should achieve less fluctuation in cash flow and eliminate the need for allocating funds for capital improvements.

                        CORPORATE PROPERTY ASSOCIATES 4,

                        a California limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------


          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended June 30, 1996, the Partnership was not required to file any reports on Form 8-K.

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



                8/8/96           By:      /s/ Claude Fernandez
            --------------               ------------------------------
                Date                     Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



                8/8/96           By:      /s/ Michael D. Roberts
            --------------               -------------------------------
                Date                      Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)