Form 10-Q
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 4
filed 1996-11-08
CIK 706005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  SEPTEMBER 30, 1996
                               -------------------------------------------------

                                       or

[  ]    TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the transition period from                   to

Commission file number                         0-11982

        CORPORATE PROPERTY ASSOCIATES 4, A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                 13-3126150
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                    10020
(Address of principal executive offices)                  (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


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


                                                           X   Yes        No
                                                          ---        ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                                            Yes        No
                                                       ---        ---

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership






                                      INDEX


                                                                  Page No.

 PART I

 Item 1. - Financial Information*

               Balance Sheets, December 31, 1995 and
               September 30, 1996                                     2

               Statements of Income for the three and nine
               months ended September 30, 1995 and 1996               3

               Statements of Cash Flows for the nine
               months ended September 30, 1995 and 1996               4

               Notes to Financial Statements                         5-7


 Item 2. - Management's Discussion of Operations                     8-9



 PART II

 Item 6. - Exhibits and Reports on Form 8-K                          10

 Signatures                                                          11



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                                     December 31,                September 30,
                                                                        1995                         1996
                                                                     ------------                -------------
                                                                        (Note)                   (Unaudited)
         ASSETS:
Land and buildings, net of
    accumulated depreciation of
    $13,362,508 at December 31, 1995 and
    $13,275,158 at September 30, 1996                                 $21,472,233                $13,789,803
Net investment in direct
    financing leases                                                   18,224,428                 18,201,771
Cash and cash equivalents                                               7,579,071                  8,696,252
Accrued interest, distributions and rents receivable                      203,651                    329,563
Other assets                                                            1,028,692                  1,092,170
Investment in operating partnership                                                                3,867,133
                                                                      -----------                -----------

           Total assets                                               $48,508,075                $45,976,692
                                                                      ===========                ===========

         LIABILITIES:

Mortgage notes payable                                                $19,486,882                $15,414,075
Accrued interest payable                                                  136,087                    112,310
Accounts payable and accrued expenses                                     435,977                    268,922
Accounts payable to affiliates                                             87,461                    100,567
                                                                      -----------                -----------

           Total liabilities                                           20,146,407                 15,895,874
                                                                      -----------                -----------

         PARTNERS' CAPITAL:

General Partners                                                           62,061                    169,229

Limited Partners (85,568 and 85,528 Limited Partnership Units
issued and outstanding at December 31, 1995
and September 30, 1996)                                                28,299,607                 29,911,589
                                                                      -----------                -----------

           Total partners' capital                                     28,361,668                 30,080,818
                                                                      -----------                -----------

           Total liabilities and
               partners' capital                                      $48,508,075                $45,976,692
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                              Three Months Ended                               Nine Months Ended
                                September 30, 1995        September 30, 1996        September 30, 1995      September 30, 1996
                                ------------------        ------------------        ------------------      ------------------
Revenues:
  Rental income from
    operating leases                    $  812,362               $1,663,793                $2,432,852               $3,886,777
  Interest from direct
    financing leases                       828,723                  827,493                 3,534,494                2,483,448
  Other interest and
    investment income                      103,049                  219,479                   154,573                  409,845
  Other income                                                       94,345                    44,764                   94,345
                                        ----------               ----------                ----------               ----------
                                         1,744,134                2,805,110                 6,166,683                6,874,415
                                        ----------               ----------                ----------               ----------

Expenses:
  Interest on mortgages                    453,836                  362,151                 1,654,203                1,226,562
  Depreciation                             288,827                  216,201                   869,978                  709,015
  General and administrative               103,781                  100,090                   347,767                  351,066
  Property expense                          59,868                  109,467                   232,864                  310,802
  Amortization                              25,768                   20,067                    88,068                   71,601
                                        ----------               ----------                ----------               ----------
                                           932,080                  807,976                 3,192,880                2,669,046
                                        ----------               ----------                ----------               ----------

    Income before gain on
    sale of real estate and
    earnings from discontinued
    operations                             812,054                1,997,134                 2,973,803                4,205,369

Gain on sale of real
  estate                                  (167,774)                                         3,330,098
                                       -----------               ----------                ----------               ----------

    Income from continuing
        operations                         644,280                1,997,134                 6,303,901                4,205,369

Earnings from discontinued
  operations                               309,270                   60,789                 1,075,559                  867,934
                                       -----------               ----------                ----------               ----------

      Net income                       $   953,550               $2,057,923                $7,379,460               $5,073,303
                                       ===========               ==========                ==========               ==========

Net income allocated
  to General Partners                  $    65,601               $  123,475                $  771,830               $  304,398
                                       ===========               ==========                ==========               ==========

Net income allocated
  to Limited Partners                  $   887,949               $1,934,448                $6,607,630               $4,768,905
                                       ===========               ==========                ==========               ==========

Net income per weighted average
  Unit (85,568 weighted average
  Limited Partnership Units)
    Income from continuing
      operations                       $      6.98               $    21.93                $    65.40               $    46.20
    Discontinued operations                   3.40                      .67                     11.82                     9.53
                                       -----------               ----------                ----------               ----------
                                       $     10.38               $    22.60                $    77.22               $    55.73
                                       ===========               ==========                ==========               ==========


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                        --------------------------------
                                                                                        1995                        1996
                                                                                        ----                        ----
Cash flows from operating activities:
  Net income                                                                      $  7,379,460                  $ 5,073,303
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                    958,046                      780,616
      Scheduled rents in excess of (less than) income
        on direct financing leases and straight-line
        adjustments on operating leases                                                  7,305                     (592,671)
      Gain on sale of real estate                                                   (3,330,098)
      Net change in operating assets and liabilities                                  (534,760)                     101,281
                                                                                  ------------                  -----------
        Net cash provided by operating activities                                    4,479,953                    5,362,529
                                                                                  ------------                  -----------

Cash flows from investing activities:
  Proceeds from sale of real estate                                                 15,200,000
  Additional capitalized costs                                                        (210,918)                      (8,182)
  Purchase of interest in operating partnership and
      related costs                                                                                                (198,970)
                                                                                  ------------                  -----------
        Net cash provided by (used in) investing activities                         14,989,082                     (207,152)
                                                                                  ------------                  -----------

Cash flows from financing activities:
  Distributions to partners                                                         (7,996,488)                  (3,334,153)
  Purchase of limited partnership units                                                                             (20,000)
  Payments on mortgage principal                                                      (932,667)                    (684,043)
  Prepayment of mortgage payable                                                    (5,722,508)
                                                                                  ------------                  -----------
        Net cash used in financing activities                                      (14,651,663)                  (4,038,196)
                                                                                  ------------                  -----------

           Net increase in cash and cash equivalents                                 4,817,372                    1,117,181
      Cash and cash equivalents, beginning of period                                 2,509,451                    7,579,071
                                                                                  ------------                  -----------
           Cash and cash equivalents, end of period                               $  7,326,823                  $ 8,696,252
                                                                                  ============                  ===========


Supplemental disclosure of noncash investing and financing activities:

In July 1996, the Partnership exchanged its interest in a hotel property and related assets and liabilities for 427,008 units in the operating partnership of a publicly-traded real estate investment trust. The assets and liabilities transferred are as follows:

        Real estate, net of accumulated depreciation                                                           $  6,981,597
        Mortgage note payable                                                                                    (3,388,764)
        Other assets and liabilities transferred, net                                                                75,330
                                                                                                               ------------
                                                                                                               $  3,668,163
                                                                                                               ============

Supplemental disclosure of cash flows information:

              Interest paid                                                       $  1,710,263                  $ 1,250,339
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


Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1996 are summarized as follows:

  Quarter Ended              General Partners               Limited Partners            Per Limited Partner Unit
  -------------              ----------------               ----------------            ------------------------
December 31, 1995                  $65,633                        $1,043,930                        $12.20
                                   =======                        ==========                        ======
March 31, 1996                     $65,745                        $1,045,641                        $12.22
                                   =======                        ==========                        ======
June 30, 1996                      $65,852                        $1,047,352                        $12.24
                                   =======                        ==========                        ======


A distribution of $12.27 per Limited Partner Unit for the quarter ended September 30, 1996 was declared and paid in October 1996.



Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $19,642 and $73,136, respectively, and general and administrative expense reimbursements of $28,450 and $71,180, respectively. For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred management fees of $61,869 and $142,942, respectively, and general and administrative expense reimbursements of $18,500 and $97,831, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1995 and 1996 were $101,250 and $55,205, respectively.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1995 and 1996, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                          1995           %                     1996           %
                                                          ----          ----                   ----          --
Hughes Markets, Inc.                                     $1,072,065      18%                  $2,511,143      39%
Simplicity Manufacturing, Inc.                            1,497,533      25                    1,497,533      24
Brodart Co.                                                 989,451      17                      985,916      15
Continental Casualty Company                                565,652       9                      569,886       9
Family Dollar Stores, Inc.                                  410,400       7                      416,400       7
Petrocon Engineering, Inc.                                  276,201       4                      280,813       4
Winn-Dixie Stores, Inc.                                     108,534       2                      108,534       2
Genesco, Inc.                                             1,047,510      18
                                                         ----------     ----                  ----------     ----
                                                         $5,967,346     100%                  $6,370,225     100%
                                                         ==========     ====                  ==========     ====


Note 5.  Discontinued Operations:

The Partnership and Corporate Property Associates 8 ("CPA(R):8"), an affiliate, purchased a hotel property in Kenner, Louisiana, in June 1988 as tenants-in-common with 46.383% and 53.617% interests, respectively. The Partnership and CPA(R):8 assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Partnership and CPA(R):8 completed a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality, Inc. ("AGH") in which the Partnership and CPA(R):8 received 920,672 limited partnership units (of which the Partnership's share was 427,008 units) in exchange for the hotel property and its operations, a cash contribution of $388,331 (of which the Partnership's share was $180,120) and the Operating Partnership's assumption of the Partnership's and CPA(R):8's mortgage loan obligation collateralized by the hotel property (of which the Partnership's share was $3,388,764).

The exchange of the hotel property for limited partnership units will initially be treated as a noncash exchange for tax and financial reporting purposes. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of common stock in AGH, which recently completed an initial public offering, with such shares registered with the Securities and Exchange Commission. The Partnership's carrying value for the limited partnership units of $3,867,133 is based on the historical basis of assets transferred, net of liabilities assumed by the Operating Partnership ($3,668,163); cash contributed ($180,120) and costs incurred to complete the exchange ($18,850). The Partnership's interest in the limited partnership is being accounted for under the cost method.

Operating results of the hotel for the nine-month period ended September 30, 1995 and the period from January 1996 through July 30, 1996, the date of the exchange, are summarized as follows:

                                                          1995                                1996
                                                          ----                                ----
Revenues                                                $ 2,867,234                          $ 2,311,907
Fees paid to hotel management
    company                                                 (95,033)                             (83,061)
Other operating expenses                                 (1,696,642)                          (1,360,912)
                                                        -----------                          -----------
Hotel operating income                                  $ 1,075,559                          $   867,934
                                                        ===========                          ===========

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 6.  Subsequent Event:

On November 6, 1996, the Partnership made a prepayment of $4,500,000 on the loan on properties in Salisbury, North Carolina currently leased to Family Dollar Stores, Inc., College Station, Texas leased to Continental Casualty Company and Leeds, Alabama leased to Winn-Dixie Stores, Inc. which is collateralized by deeds of trust on the properties and assignments on the related leases. The loan, which had a balance of $6,998,000 at September 30, 1996, provides for a floating interest rate at the London Interbank Offered Rate plus 3% (currently 8.625%). The loan matures on June 30, 1998, at which time a balloon payment will be due.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



Results of Operations:

      Excluding the effect of a gain on sale of real estate in 1995, income from continuing operations for the three-month and nine-month periods ended September 30, 1996 increased by $1,185,000 and $1,232,000, respectively, as compared with the same periods ended September 30, 1995. The increases in net income were due to increases in lease revenues and other interest and investment income and a decrease in interest expense. The increase in lease revenues was solely attributable to the May 1996 lease extension agreement with Hughes Markets, Inc. ("Hughes"). Under the two-year extension agreement, annual rent has been increased by $1,843,000 with a lump sum rental payment of approximately $2,910,000 due at the end of term; for financial reporting purposes, the lump sum payment is being recognized as rental revenue on a straight-line basis over the extension term. As of September 30, 1996, $768,000 of the increase in rental revenue recognized on the Hughes lease was due to the increase in scheduled monthly rent since the commencement of the extension term, $64,000 from a rent increase that went into effect in the fourth quarter of 1995 and $607,000 due to the straight-line accounting of the lump sum rental payment. The increase from the Hughes lease offset the effect for the comparable nine-month periods of rentals earned in 1995 from Genesco, Inc. ("Genesco") which lease was terminated when the Genesco property was sold in June 1995. The increase in other interest and investment income was due to investment income of $120,000 from the new investment in American General Hospitality Operating Partnership L.P. (the "Operating Partnership"). The Partnership acquired this investment on July 30, 1996 when it exchanged an interest in its hotel property in Kenner, Louisiana (and related assets and liabilities including the transfer of a mortgage loan obligation on the property) for limited partnership units in the Operating Partnership. The decrease in interest expense was due to the transfer of the debt obligation on the hotel property to the Operating Partnership, the continuing principal amortization on other mortgage debt and, for the nine-month period, the satisfaction of the mortgage debt on the Genesco property at the time such property was sold.

      Income from discontinued operations was not comparable as the disposition of the hotel operation occurred on July 30, 1996; such operations were not in effect for the full current periods. As a result of the transaction with the Operating Partnership, the Partnership expects to realize investment income of approximately $700,000 per year of which $120,000 has been recognized for the two months such investment has been held as the Operating Partnership declared a distribution to partners in September 1996. Although the Partnership's income will decrease as income from the hotel operation exceeded projected income from the Operating Partnership investment, Management believes that the Partnership would have had to continue to invest significant resources to periodically fund the capital improvements needed to remain competitive in operating the hotel. For instance, the Partnership realized cash flow after debt service from the hotel in 1995 of $1,024,000; however, the Partnership funded improvements in excess of $750,000 in 1994. Management hopes that the exchange will eliminate the uncertainty and fluctuation in cash flow relating to operating a single hotel as the Operating Partnership owns a diversified portfolio of hotel properties. The Partnership has an option after July 30, 1997 to exchange its limited partnership units for shares of American General Hospitality, Inc. ("AGH"), a publicly traded real estate investment trust, which holds the majority interest in the Operating Partnership.


Financial Condition:

      There has been no material change in the Partnership's financial condition since December 31, 1995. Cash flow from operations of $5,363,000 was sufficient to pay scheduled mortgage principal installments of $684,000 and distributions to partners of $3,334,000. The increase in cash balances is primarily due to the benefit realized from the increased rent from Hughes.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



      On November 6, 1996, the Partnership made a prepayment of $4,500,000 on a loan collateralized by Partnership properties leased to Winn-Dixie Stores, Inc., Family Dollar Stores, Inc. and Continental Casualty Company. Such loan, which had a balance of $6,998,000 at September 30, 1996, is scheduled to mature in June 1998 and provides for a floating interest rate at the London Inter-Bank Offerred Rate plus 3% per annum. Management believes that it is prudent to reduce cash balances to pay off debt which incurred higher rates of interest than can be earned by investing cash in money market instruments. Based on the current interest rate of the loan, the prepayment is expected to reduce annual debt service by approximately $375,000.

      As a real estate investment trust, AGH has an obligation to distribute 95% of its taxable income in order to retain its special Federal income tax status. Since AGH owns a majority of the Operating Partnership limited partnership units, the Operating Partnership has a fiduciary obligation to use its best efforts for AGH to receive distributions which can be passed through to AGH shareholders in order to meet the tax distribution objective. Accordingly, with the exchange, the Partnership should achieve less fluctuation in cash flow and has eliminated the need for allocating funds for capital improvements. Further, with the option to exchange Operating Partnership units for AGH shares, the Partnership will have the opportunity to sell its interests at a readily determinable market value.

      The General Partners are currently investigating ways to provide liquidity to limited partners on a tax-effective basis.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership




                                     PART II


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                    During the quarter ended September 30, 1996, the Partnership was not required to file any reports on Form 8-K.

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


                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                                By:  CAREY CORPORATE PROPERTY, INC.




           11/8/96              By:   /s/ Claude Fernandez
           -------                   ----------------------------------------
            Date                     Claude Fernandez
                                     Executive Vice President and
                                     Chief Administrative Officer
                                     (Principal Financial Officer)





           11/8/96              By:   /s/ Michael D. Roberts
           -------                   ----------------------------------------
            Date                     Michael D. Roberts
                                     First Vice President and Controller
                                     (Principal Accounting Officer)