Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-04-04
CIK 706005

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the quarterly period ended                DECEMBER 31, 1996
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

For the transition period from                        to
                              -----------------------    -----------------------
Commission file number                0-11982
                      ----------------------------------------------------------

       CORPORATE PROPERTY ASSOCIATES 4, A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     13-3126150
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                  10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (212) 492-1100
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                   Name of each exchange on which
                                                        registered

               NONE                                        NONE
------------------------------------        ------------------------------------

------------------------------------        ------------------------------------

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

                                     PART I
                                     ------

Item 1.  Business.
         --------

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

  Registrant's operations consist of (a) the investment in and the leasing of industrial and commercial real estate. Registrant assumed the operation of a hotel business in August 1992 in connection with the eviction of a tenant. In 1996, Registrant transferred ownership of a hotel property in Kenner, Louisiana for an interest in the operating partnership of a real estate investment trust. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

  The properties owned by Registrant are described in Properties in Item 2. Registrant's entire net proceeds from the public offering, less any return of capital and a working capital reserve have been fully invested in net leased commercial and industrial real estate since March 12, 1984, the date of Registrant's final real estate acquisition.

  For the year ended December 31, 1996, revenues from properties occupied by lease obligors which accounted for 10% or more of leasing revenues of Registrant were as follows: Hughes Markets, Inc. ("Hughes"), 42%, Simplicity Manufacturing Inc. ("Simplicity"), 22% and Brodart Co. ("Brodart"), 15%. No other property owned by Registrant accounted for 10% or more of its total leasing revenues during 1996. See Note 9 to the Financial Statements in Item 8.

  Six of Registrant's seven real estate properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant's lease with Petrocon Engineering, Inc. ("Petrocon") for the property in Beaumont, Texas is not a net lease and Registrant absorbs a portion of the property operating expenses. The property located in Salisbury, North Carolina is currently net leased to Family Dollar Stores, Inc. ("Family Dollar") under a short-term lease. Registrant believes that the insurance and indemnity provided on its behalf by its lessees at its net leased properties provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on its leased properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. For properties not subject to net leases, Registrant also has primary property and liability insurance coverages which Management believes to be adequate. Presently, there are no claims pending for property damages or liability claims known to Registrant that would have a material adverse effect on Registrant's financial condition or liquidity even in the event that a lessee is unable to fulfill its indemnity obligation to the Registrant.

  As described above, lessees other than Petrocon retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. In addition, the Petrocon lease includes escalation provisions which pass through certain increases in operating expenses to Petrocon. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases during the initial lease term which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. The lease with Petrocon expires in December 1998 and the lease with Family Dollar was extended for approximately one year through March 1998. All of Registrant's other leases expire between 1998 and 2008 and provide for multiple renewal terms of generally five years per renewal term. Registrant's lease with Simplicity provides for a purchase option which is exercisable in 1998 at the greater of fair market value, as defined in the lease, or $9,684,000.

  As Registrant's objective has been to invest in properties which are occupied by a single corporate tenant and subject to long-term leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties have not been generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy has been to identify properties which included operations of material importance to the lessee so that the lessee may be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Because Registrant's properties in Beaumont, Texas and Salisbury, North Carolina are both subject to short-term leases with one tenant, the properties may be subject to current market conditions. The Beaumont property is currently leased at rates the General Partner believes to be at market and Registrant does not expect rentals to significantly change in the event that a lease extension is executed. The Salisbury property was leased in December 1994 to Family Dollar under a short-term lease and has been extended two times since the inception of that lease. Registrant's lease with Continental Casualty Company ("Continental") expires in October 1998. Continental elected to extend its lease in 1993 and has a renewal option which it can exercise at the end of its current term. Although Registrant has not received any indication from Continental, Registrant and Continental amended the lease in February 1995 when Registrant funded $105,000 of improvements to the Continental property which is located in College Station, Texas. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

  Registrant's lease with Hughes for a dairy processing and distribution facility in Los Angeles, California which initial term expired in April 1996 was extended for a two-year extension term through April 1998. Under the extension agreement, Registrant's share of monthly rent increased from $126,266 to $279,824. In addition, Hughes is obligated to pay Registrant a lump sum of $2,910,000 at the end of the extended lease term. Such lump sum payment is supported by an irrevocable letter of credit. Hughes also has the opportunity to extend the lease on a month-to-month basis through October 1998. Registrant is actively engaged in remarketing the property for both its current use and alternative uses.

  In July 1996, Registrant exchanged its ownership interests in its hotel property in Kenner, Louisiana for 427,008 limited partnership units in American General Hospitality Operating Partnership L.P., which is majority-owned by American General Hospitality Corporation ("AGH"), a publicly traded real estate investment trust. Registrant has the right, after a designated holiday period, to exchange the units in the operating partnership on a one-for-one basis for shares of AGH. Registrant realized cash flow of $1,024,000 in 1995, the last full year the hotel was operated by Registrant; however, Registrant funded improvements of $690,000 in 1994. Registrant expects that the exchange will eliminate the uncertainty and fluctuation in cash flow related to operating a single hotel as the operating partnership owns a diversified portfolio of hotel properties. As a real estate investment trust, AGH has an obligation to distribute 95% of its taxable income in order to retain its Federal income tax status. Since AGH owns a majority of the operating partnership limited partnership units, the operating partnership may be expected to distribute a significant portion of its cash flow so that AGH can meet its tax objectives. Based on the current distribution rate, Registrant's annual cash flow from this investment should approximate $700,000.

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

Item 2.  Properties.
         ----------

  Registrant's properties are as follows:

      LEASE                                                TYPE OF OWNERSHIP
     OBLIGOR       TYPE OF PROPERTY         LOCATION           INTEREST
-----------------  -----------------      ------------      ---------------
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


CONTINENTAL        Land and Office,       College Station,  Ownership of land
CASUALTY COMPANY   Manufacturing          Texas             and buildings
                   and Warehouse
                   Buildings


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


(1) These properties are encumbered by mortgage notes payable.

  The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                 Partnership's
                 Share of                 Current
                 Current Annual           Rent/Inc-                                         Gross
Lease            Rents/Operat-   Square   ome Per     Lease       Renewal  Ownership        Terms of
Obligor          ing Income      Footage  Sq.Ft.(1)   Expiration  Terms    Interest         Purchase Option     Costs (2)
-------          --------------  -------  ---------   ----------  -------  ----------       ---------------     ---------
Simplicity
Manufact-
uring, Inc.          $1,996,710  419,676   $ 4.76          03/03      YES  100%             The greater of       $12,000,000
                                                                                            fair market value
                                                                                            of the property at
                                                                                            purchase date or
                                                                                            $9,684,000 with
                                                                                            fair market value
                                                                                            not to be in excess
                                                                                            of $12,000,000
Hughes
Markets,
Inc.                  3,357,888  390,000    10.34          04/98       NO  83.24%           N/A                    9,784,796
                                                                           interest;
                                                                           remaining
                                                                           interest owned
                                                                           by Corporate
                                                                           Property
                                                                           Associates 3


Brodart, Co.          1,344,764  521,231     2.58          06/08      YES  100%             N/A                    6,193,555

Continental
Casualty
Company                 742,123   97,567     7.61          10/98      YES  100%             N/A                    8,615,638

Family
Dollar
Stores, Inc.            561,600  311,182     1.80          03/98      YES  100%             N/A                    6,153,179

Petrocon
Engineering
Inc.                    210,270   34,300     6.13          11/97      YES  100%             N/A                    1,265,502

Winn-Dixie
Stores, Inc.            144,713   25,600     5.65          03/04      YES  100%             N/A                    1,245,846


(1) Represents rate for rent per square foot when combined with rents applicable to tenants-in-common.
(2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.

  The material terms on the nonrecourse mortgage debt of Registrant's properties are summarized in the following table (1):

                                              Mortgage
                           Annual Interest    Balance    Annual Debt  Maturity  Estimated Payment
    Lease Obligor                Rate         12/31/96     Service      Date    Due at Maturity    Prepayment Provisions
-----------------------    ---------------   ----------  -----------  --------  -----------------  ---------------------
Simplicity
Manufact-
uring, Inc.                     10.52%       $5,031,101   $1,062,374  07/01/98     $4,169,000      Prepayable at any time.  Prepay-
                                                                                                   ment premium based on formula.

Brodart Co.                      7.60         3,218,698      406,419  01/01/04      1,754,000      No premium if prepaid after
                                                                                                   1/31/03


(1) A loan which was cross-collateralized by properties leased to Family Dollar Stores, Inc., Continental Casualty Company and Winn-Dixie Stores, Inc. was satisfied in March 1997.

Item 3.  Legal Proceedings.
         -----------------

  As of the date hereof, Registrant is not a party to any material pending legal proceedings.



Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

  No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.



                                    PART II
                                    -------


Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         -------------------

  Information with respect to Registrant's common equity is hereby incorporated by reference to page 24 of Registrant's Annual Report contained in Appendix A.



Item 6.  Selected Financial Data.
         -----------------------

  Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.



Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         -------------------------


  Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.



Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

  The following financial statements and data are hereby incorporated by reference to pages 6 to 19 of Registrant's Annual Report contained in Appendix
A:
  (i) Report of Independent Accountants.
 (ii) Balance Sheets as of December 31, 1995 and 1996.
(iii) Statements of Income for the years ended December 31, 1994, 1995 and
      1996.
 (iv) Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.
  (v) Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
 (vi) Notes to Financial Statements.



Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

  NONE

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------


  Registrant has no directors or officers. The directors and executive officers of the Corporate General Partner are as follows:

                                                                    Has Served as a
                                                                    Director and/or
Name                    Age             Positions Held             Officer Since (1)
------------------      ---  ------------------------------------  -----------------
William Polk Carey       66  Chairman of the Board                             8/82
                             Director
Francis J. Carey         71  President                                         8/82
                             Director
George E. Stoddard       80  Chairman of the Investment Committee              8/82
                             Director
Madelon DeVoe Talley     65  Vice Chairman of the Board                        4/86
                             Director
Lawrence R. Klein        76  Chairman of the Economic Policy                   4/84
                               Committee
                             Director
Barclay G. Jones III     36  Executive Vice President                          8/82
                             Director
Claude Fernandez         44  Executive Vice President                          3/83
                             Chief Administrative Officer
H. Augustus Carey        39  Senior Vice President                             8/88
Anthony S. Mohl          34  Senior Vice President                             9/87
John J. Park             32  Senior Vice President                             7/91
                             Treasurer
Michael D. Roberts       45  First Vice President                              4/89
                             Controller


(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.


  William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

  A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

  William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.


  Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).


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


  Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and a Trustee of the New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Mrs. Talley was also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International and Public Affairs at Columbia University.


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


  Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

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

  H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

  Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

  John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

  Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.


  The officers and directors of W.P. Carey are substantially the same as above.


Item 11.  Executive Compensation.
          ----------------------

  Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $222,704 and $41,542, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1996. As owner of 200 Limited Partnership Units, the Corporate General Partner received cash distributions of $9,786 during the year ended December 31, 1996. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1996.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management.
          ----------

  As of December 31, 1996, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

  The following table sets forth as of March 15, 1997 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                   Number of Units
                               Name of             and Nature of       Percent
Title of Class             Beneficial Owner     Beneficial Ownership  of Class
----------------------  ----------------------  --------------------  ---------

Limited
  Partnership Units     William Polk Carey (1)        205  units           .24%
                        Francis J. Carey
                        George E. Stoddard
                        Madelon DeVoe Talley
                        Barclay G. Jones III
                        Lawrence R. Klein
                        Claude Fernandez
                        H. Augustus Carey
                        Anthony S. Mohl
                        John J. Park
                        Michael D. Roberts            ___                  ____


All executive officers
and directors as a
group (11 persons)                                    205  units           .24%
                                                      ===                 ====


  (1) As of March 15, 1997, the Corporate General Partner, Carey Corporate Property, Inc. ("Carey Property"), owned 200 Limited Partnership Units of Registrant. William Polk Carey, the majority shareholder of Carey Property, is the beneficial owner of these Units.

  There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.



Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

  For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Consolidated Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

  No officer or director of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                    PART IV
                                    -------



Item 14.  Exhibits, Financial Statement Schedules and Reports on
          ------------------------------------------------------
           Form 8-K
           --------


  (a)  1.  Financial Statements:
           --------------------

     The following financial statements are filed as a part of this Report:

Report of Independent Accountants.

Balance Sheets, December 31, 1995 and 1996.

Statements of Income, for the years ended December 31, 1994, 1995 and 1996.

Statements of Partners' Capital, for the years ended December 31, 1994, 1995 and 1996.

Statements of Cash Flows, for the years ended December 31, 1994, 1995 and
1996.

Notes to Financial Statements.



The financial statements are hereby incorporated by reference to pages 6 to 19 of Registrant's Annual Report contained in Appendix A.



(a)  2.  Financial Statement Schedule:
         ----------------------------

     The following schedule is filed as a part of this Report:

Schedule III - Real Estate and Accumulated Depreciation as of December 31,
1996.

Notes to Schedule III.


Schedule III and notes thereto are hereby incorporated by reference to pages 20 to 22 of Registrant's Annual Report contained in Appendix A.



     Financial Statement Schedules other than those listed above are omitted because the required information is given in the Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

  (a)  3.  Exhibits:
           --------

  The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                       Method of
No.                               Description                                  Filing
---------  ---------------------------------------------------------  -------------------------
  3.1      Amended Agreement of Limited Partnership of                Exhibit 3(B) to Regis-
           Registrant dated as of September 30, 1982                  tration Statement (Form
                                                                      S-11) No. 2-79041

  4.1      $4,500,000 Promissory Note dated December 30,              Exhibit 4(B)(1) to Post-
           1982 from Registrant to The Mutual Benefit                 Effective Amendment No. 1
           Life Insurance Company                                     to Registration Statement
                                                                      (Form S-11) No. 2-79041

  4.2      Mortgage and Security Agreement dated                      Exhibit 4(B)(4) to Post-
           December 30, 1982 between Registrant and                   Effective Amendment No. 1
           The Mutual Benefit Life Insurance Company                  to Registration Statement
                                                                      (Form S-11) No. 2-79041

  4.3.     Assignment of Lessor's and Landlord's                      Exhibit 4(B)(5) to Post-
           Interest in Leases, Rents and Profits                      Effective Amendment No. 1
           dated December 30, 1982 from Registrant                    to Registration Statement
           to The Mutual Benefit Life Insurance                       (Form S-11) No. 2-79041
           Company.

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

  4.6      Assignment of Lease and Rents dated                        Exhibit 4.4 to Form 8-K
           March 3, 1983 from Registrant to Sunkist                   filed March 17, 1983
           Service Company

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

  4.16     Deed of Trust, Mortgage with Assignments of Leases         Exhibit 4.2 to Form 8-K
           and Rents and Security Agreements dated as of              dated November 2, 1983
           August 11, 1983 from Registrant to Harry M. Roberts, Jr.,
           as trustee for FCA.

Exhibit                                                          Method of
No.                        Description                            Filing
---------  --------------------------------------------  -------------------------

  4.17     Assignment of Lease and Rents dated           Exhibit 4.3 to Form 8-K
           August 11, 1983 from Registrant to FCA        dated November 2, 1983

  4.18     $4,300,000 Promissory Note dated              Exhibit 4.4 to Form 8-K
           October 17, 1983 from Registrant to           dated November 2, 1983
           Bankers Life Company ("Bankers")

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

  4.23     Assignment of Rentals and Leases dated        Exhibit 4.23 to Form 10-K
           December 14, 1983 from Registrant to          dated March 31, 1984
           Mellon.

  4.24     Agreement for Sale and Sale of Property and.  Exhibit 4.1 to Form 10-K
           Escrow Instructions, dated October 17, 1986, dated November 6, 1986 by and between Registrant and CPA(R):3, collectively as Seller, and Kraft, Inc.
           ("Kraft"), as Purchaser.

  4.25     Agreement for Sale and Sale of Property and.  Exhibit 4.2 to Form 10-K
           Escrow Instructions, dated October 17, 1986, dated November 6, 1986 by and between Registrant and CPA(R):3, collectively as Seller, and Hughes Markets, Inc. ("Hughes"), as Purchaser.

  4.26     Letter Agreement dated October 17, 1986 from  Exhibit 4.3 to Form 8-K
           Registrant and CPA(R):3, and agreed to and.. dated November 6, 1986 accepted by Kraft and Hughes.

  4.27     Guaranty made as of October 21, 1986 by       Exhibit 4.4 to Form 8-K
           Hughes, as Guarantor, to Registrant and       dated November 6, 1986
           CPA(R):3.

  10.3     Real Estate Purchase Agreement dated          Exhibit 10.1 to Form 8-K
           January 19, 1983 between Allis-Chalmers       filed March 17, 1983
           Corporation, as seller and Gibson
           Realty, Inc., as purchaser.

Exhibit                                                           Method of
No.                         Description                             Filing
----------  --------------------------------------------  --------------------------
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

   10.9     Agreement dated June 1, 1983 between          Exhibit 10.2 to Form 8-K
            Registrant and CPA(R):3, as landlord, and     dated June 22, 1983
            Knudsen, as tenant.

   10.11    Lease Agreement dated July 1, 1983 between    Exhibit 10.1 to Form 8-K
            Registrant, as landlord, and Broco, as        dated July 14, 1983
            tenant.

   10.13    Lease Agreement dated October 17, 1983        Exhibit 10.2 to Form 8-K
            between Registrant, as landlord, and          dated November 2, 1983
            ARC, as tenant.

   10.15    Purchase Agreement dated February 23, 1983    Exhibit 10.15 to Form 10-K
            between J.D.N. Enterprises, Inc. and          dated March 31, 1984
            Winn-Dixie Montgomery, Inc. ("Winn-Dixie")

   10.16    Assignment of Purchase Agreement dated        Exhibit 10.16 to Form 10-K
            March 7, 1984 from Winn-Dixie to              dated March 31, 1984
            Registrant.

   10.18    Lease Agreement dated March 7, 1984.          Exhibit 10.18 to Form 10-K
            between Registrant, as landlord, and          dated March 31, 1984
            Winn-Dixie, as tenant.

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

Exhibit                                                           Method of
No.                         Description                            Filing
----------  -------------------------------------------  ---------------------------

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

   28.4     Prospectus of Registrant                     Exhibit 28.4 to Form 10-K/A
            dated October 28, 1982                       dated September 24, 1993

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


  (b)  Reports on Form 8-K
       -------------------

  During the quarter ended December 31, 1996 the Registrant was not required to file any reports on Form 8-K.

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

    4/3/97               BY:    /s/ Claude Fernandez
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
                         Committee and Director        George E. Stoddard
                                                       Attorney in fact
                                                       April 3, 1997
                         Dr. Lawrence R. Klein
                         Chairman of the Economic Policy
                         Committee and Director

                         Madelon DeVoe Talley
                         Vice Chairman of the Board of
                         Directors and Director

    4/3/97          BY:  /s/ Claude Fernandez
 --------------          ---------------------
     Date                Claude Fernandez
                         Executive Vice President and
                         Chief Administrative Officer
                         (Principal Financial Officer)

    4/3/97          BY:  /s/ Michael D. Roberts
 --------------          -----------------------
     Date                Michael D. Roberts
                         First Vice President and Controller
                         (Principal Accounting Officer)

                                          APPENDIX A TO FORM 10-K



                        CORPORATE PROPERTY ASSOCIATES 4,
                        A CALIFORNIA LIMITED PARTNERSHIP



                                  1996 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------



(In thousands except per unit amounts)

                                     1992     1993     1994       1995       1996
                                    -------  -------  -------  -----------  -------
OPERATING DATA:

 Revenues                           $ 8,723  $ 9,253  $ 8,443  $ 8,062      $ 9,322

 Income before
   extraordinary item (1):            3,698    4,741    4,443    8,679        6,914


 Income before extraordinary
   item allocated:
  To General Partners                   222      284      266      879         415
  To Limited Partners                 3,476    4,457    4,177    7,800       6,499
  Per unit                            40.63    52.08    48.81    91.16       75.95

 Distributions attributable (2):
  To General Partners                   290      292      293      323         268
  To Limited Partners                 4,539    4,570    4,590    8,667       4,193
  Per unit                            53.04    53.41    53.64   101.29 (3)   49.00

Payment of mortgage
principal (4)                           645      806    1,168    1,158         898


BALANCE SHEET DATA:

Total assets                         58,331   57,497   56,108   48,508      42,067

Long-term
obligations (5)                      10,029   26,418   24,999   18,540       9,796


(1) Net income for 1993 includes an extraordinary gain on the extinguishment debt of $345,000
(2) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
(3) The 1995 figure includes a $50 per Unit special distribution to the Limited Partners.
(4) Represents scheduled mortgage principal amortization paid.
(5) Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


  Results of Operations
  ---------------------

  Net Income for the year ended December 31, 1996 decreased by $1,765,000 as compared with the prior year, primarily due to a gain in 1995 of $3,330,000 on the sale of real estate. The increase in income before gains on sale of $1,565,000 as compared with the prior year was primarily due to an increase in lease revenues and a decrease in interest expense. In addition, cash provided by operating activities increased by $1,068,000.

  The increase in lease revenues was attributable to the May 1996 lease extension agreement with Hughes Markets, Inc. ("Hughes"). Under the extension agreement, annual rent increased by $1,843,000 for the two-year extension term and Hughes agreed to pay a lump sum rental payment of $2,913,000 at the end of the term. For financial reporting purposes, rent in 1996 includes a pro rata portion of the lump sum payment being recognized as rental revenue on a straight-line basis over the extension term. Of the increased revenues reported from the Hughes lease in 1996, $1,314,000 was due to the increases in rents received and $971,000 was due to the recognition of the straight-line adjustment required under generally accepted accounting principles. On both a reporting and a cash flow basis, the increase from the Hughes lease more than offset the loss of $1,048,000 of lease revenues earned in 1995 from the Genesco, Inc. ("Genesco") lease. The Genesco property was sold in June 1995. The decrease in interest expense was due to the transfer of the debt obligation on the hotel property in July 1996, the continuing principal amortization on other mortgage debt, the payment of the loan on the Genesco property in June 1995, and the $4,500,000 partial prepayment of the loan collateralized by the Winn-Dixie Stores, Inc. ("Winn-Dixie"), Family Dollar Stores, Inc. ("Family Dollar") and Continental Casualty Company (""Continental") properties in November 1996. Of the $584,000 decrease in interest expense, $263,000 was due to satisfaction of the Genesco loan in 1995 and $144,000 was due to the decrease from the transfer of the loan on the hotel property in July 1996 as interest was incurred on that loan for the entire year in 1995.

  Net income increased by $4,235,000 for the year ended 1995 as compared with 1994. Of this increase, $3,330,000 was attributable to the gain on the sale of the Genesco property in 1995. Of the $905,000 increase in income before gains on sale, $340,000 was due to an increase in hotel operating income, $184,000 was due to several nonrecurring items which are included in other income in 1995 on the accompanying financial statements with the remaining increase primarily due to a decrease in property expenses and an increase in interest income. The decrease in lease revenues and interest expense was primarily attributable to the sale of the Genesco property and repayment of the Genesco mortgage loan in connection with the sale. Interest expense decreased by $297,000, almost entirely as a result of the payoff of the Genesco loan upon the sale of the Genesco property in June 1995. Interest expense relating to other fixed rate mortgage loans decreased by $63,000 due to declining balances on those loans. The interest on the Partnership's sole variable rate loan increased by $61,000 due to increases in interest rates. The decrease in property expense in 1995 was primarily due to approximately $538,000 of costs incurred in 1994 related to the evaluation of the Partnership's liquidity alternatives which costs included environmental reviews and property valuations. Other interest income increased due to higher cash balances generated from the sale of the Genesco property and higher interest rates during the year. Leasing revenues decreased by $713,000 in 1995 solely as a result of the Genesco sale. As a result of the sale, Genesco rentals were $1,048,000 lower in 1995 than in 1994. The decrease resulting from the Genesco sale was partially offset by revenue increases of $313,000 from the rental of the Salisbury, North Carolina property to Family Dollar for the full year, as such property had been vacant for a period in 1994, a rent increase resulting from a lease modification with Continental, a modest increase from the lease with Petrocon Engineering, Inc. ("Petrocon") and a rent increase in November 1995 on the lease with Hughes.

  In July 1996, the Partnership exchanged its ownership interests in the hotel property in exchange for 427,000 units in American General Hospitality Operating Partnership L.P. (the "Operating Partnership") at which time the Partnership transferred the hotel operation to the Operating Partnership. Although operation of the hotel represented approximately 25% of earnings in 1994 and 1995 (exclusive of the gain on the sale of real estate), Management believes that the Partnership would have had to continue to invest significant resources to fund the capital improvements needed to keep the operation competitive. The Partnership realized cash flow after debt service in 1995 of $1,024,000; however, the Partnership funded improvements of $690,000 in 1994. Management expects that the exchange will eliminate the uncertainty and fluctuation in cash flow related to operating a single hotel as the operating partnership owns a diversified portfolio of hotel properties. For the five-month period since the exchange, the Partnership has received approximately $290,000 in distributions (including a distribution in January 1997 for the quarter ended December 31, 1996) and for the year ended December 31, 1996 recognized equity income of $265,000. On an annualized basis, distributions from this investment, at current distribution rates, approximate $700,000. In July 1997 the Partnership will have the right to exchange its 427,000 units on a one-for-one basis for shares of common stock of American General Hospitality Corporation ("AGH"). AGH is a publicly-traded real estate investment trust. The quoted market value of a share of AGH common stock at March 15, 1997 was $28 resulting in an aggregate value of approximately $11,956,000. The carrying value of this investment as of December 31, 1996 was approximately $4,000,000.

  The Partnership's lease with Family Dollar has been extended from April 30, 1997, to March 1998. Annual rent from the Family Dollar lease is currently $562,000. If the property is vacated, the Partnership estimates the annual carrying costs for insurance, real estate and maintenance and security would be approximately $80,000. In addition to the lump sum rental payment due from Hughes in April 1998, rent increases are scheduled in 1998 on the leases with Brodart, Co. ("Brodart"), Simplicity Manufacturing, Inc. ("Simplicity") and Continental. As a result of satisfying the loan on the hotel property in connection with the exchange transaction, the partial prepayment of $4,500,000 on the variable rate loan collateralized by three Partnership properties and a payment in March 1997 to pay off the remaining balance on the variable rate loan, interest expense will decrease significantly.

  The Partnership's lease for an office building in Beaumont, Texas with Petrocon is not a net lease and, therefore, the Partnership pays real estate taxes, insurance and maintenance costs; however, the lease includes certain escalation provisions so that as certain operating costs increase, a portion of such increases are passed through to the tenant. The lease with Petrocon, which has been extended by one year through December 1998, provided gross rentals of $371,000 in 1996. Any renewals or extensions of the lease will be subject to the prevailing market conditions in Beaumont at that time. Management believes that the prospects for further lease renewals are positive, although there can be no assurance that the Petrocon lease will be extended. When the Hughes lease extension ends in April 1998, the Partnership expects that rents will not sustain a similar level with any new lessee. Although the lease provides Hughes with a holdover period of up to six months, the Partnership is currently engaged in attempting to remarket the property in order to try to prevent any extended period of vacancy at the property. The Partnership is currently evaluating whether it will need to invest any resources in retrofitting the facility for other uses after the Hughes lease term ends.

  The Partnership's leases are primarily net leases and long-term in nature and, as such, inflation and changing prices have not unfavorably affected the Partnership's revenue and net income nor have they had an impact on the continuing operations of the Partnership's properties. Substantially all of the Partnership's net leases have either periodic mandated rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides which have the potential to increase the future rentals from the Partnership's current tenants. Future rent increases may be affected by changes in the method of how the CPI is calculated. Although there are indications that there may be legislation which considers changes to the method of how the CPI is calculated, the Partnership cannot predict the outcome of any proposal relating to the CPI formula.

  Financial Condition
  -------------------

  Other than the Salisbury and Beaumont properties which are subject to short-term leases, the Partnership's properties are net leased to corporate tenants. Under a net lease, the tenants are generally required to pay all operating expenses relating to the leased properties. The Partnership depends on a stable cash flow from net leases to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. In addition, the Partnership maintains a cash reserve to fund major outlays such as capital improvements and balloon debt payments. Such expenditures may also be funded from additional borrowing on the Partnership's real estate portfolio.

  Since its inception, the Partnership has distributed a substantial portion of its cash flow to its partners. Cash flows provided from operations of $7,168,000 in 1996 was sufficient to pay $4,453,000 of quarterly distributions from operations to partners and scheduled mortgage principal installments of $898,000. As cash flow from operating activities may exceed earnings, distributions to partners may also be in excess of net income. During the five-year period ended December 31, 1996, distributions have exceeded net income for three of the years including 1995 when a special distribution of $50 per Limited Partnership Unit was declared and paid. Management gives primary consideration to projections of the Partnership's cash flows provided from operations and/or investing activities as well as the current cash balances rather than reported earnings in determining distributions. Reported earnings are reduced by charges which do not impact operating cash flow such as depreciation and amortization.

  The Partnership's investing activities in 1996 primarily consisted of converting its interest in a hotel property in Kenner, Louisiana to units in the Operating Partnership. With this investment, the Partnership's need to commit funds for capital improvements has been substantially reduced.

  The Partnership's financing activities consist of using cash provided from operating activities to pay quarterly distributions to partners and meeting scheduled principal payments on the Partnership's mortgage debt. In November 1996, the Partnership made a partial prepayment of $4,500,000 from its cash reserves on a loan collateralized by three Partnership properties. The loan with a balance of $2,450,000 at December 31, 1996, scheduled to mature in June 1998, provides for a floating interest rate at the London Inter-Bank Offered Rate plus 3% per annum. The loan was satisfied in March 1997 when the entire outstanding principal balance was prepaid.

  As a real estate investment trust, AGH has an obligation to distribute 95% of its taxable income in order to retain its special Federal income tax status. Since AGH owns a majority of the operating partnership limited partnership units, the operating partnership may be expected to distribute a significant portion of its cash flow so that AGH can meet the tax distribution objective. Accordingly, with the exchange, the Partnership should achieve less fluctuation in cash flow. Further, with the option to exchange operating partnership units for AGH shares, the Partnership will have the opportunity to sell its interests at a readily determinable market value.

  The Partnership's cash balances have decreased to $4,669,000 at December 31, 1996 from $7,579,000 at December 31, 1995 primarily due to the loan prepayment. The Partnership's cash balances will continue to benefit from the Hughes lease extension which contributed $1,228,000 to 1996 annual cash flow; however, the lease with Hughes is scheduled to end in April 1998. Additionally, the Partnership's cash balances will benefit from the $2,913,000 lump sum payment due at that time. Given these conditions, management expects to be able to sustain the rate of distributions. As a result of its ability to maintain adequate cash reserves, the Partnership has no lines of credit or other short-term financing arrangements. Management believes the Partnership has additional borrowing capacity based on its operating cash flow and the unleveraged portion of its real estate portfolio; however, there are currently no plans to utilize such capacity.

  Cash balances may be affected by the Partnership's ability to refinance balloon payments scheduled for 1998 on the mortgage loan on the property leased to Simplicity and a loan collateralized by three properties. In the case of mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment required only to the extent of its interest in the encumbered property because the holder of each such obligation has recourse only to the property collateralizing such debt. The Partnership could seek to refinance the loans, restructure the debt with existing lenders, evaluate its ability to satisfy the mortgages from existing reserves or sell the property and use the sales proceeds to satisfy the mortgage debt. When lessees obligate themselves to remain as tenants, the Partnership's ability to refinance loans is usually enhanced. Accordingly, the Partnership believes it should be successful in refinancing the Simplicity loan; however, this will not be necessary if Simplicity elects to exercise its option to purchase the property, as the exercise would occur before the balloon payment is scheduled.

      Simplicity has a purchase option exercisable in April 1998 for the greater of $9,684,000 or fair market value capped at $12,000,000. The Partnership has entered into preliminary discussions with Simplicity to have Simplicity remain as a tenant at the property. In the event that Simplicity exercises its option, the Partnership could realize no less than $5,362,000 before any necessary costs and after paying the outstanding debt on the mortgage loan on the property. Annual cash flow from the property (rents net of debt service on the mortgage loan) is $934,000.

     All of the Partnership's properties are currently leased to corporate tenants, which leases are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its properties, the General Partners believe that in most cases the Partnership will be entitled to reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of such costs because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

     In 1994, the Partnership voluntarily conducted Phase II environmental reviews of certain of its properties based on the results of Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with surface spills from facility activities. For those conditions which were identified, the Partnership advised the affected tenants of the Phase I findings and of their obligations, if any, to perform required remediation.

     The General Partners are continuing to investigate ways to provide liquidity for limited partners on a tax-effective basis.

                       REPORT of INDEPENDENT ACCOUNTANTS



To the Partners of
 Corporate Property Associates 4,
 a California limited partnership


  We have audited the accompanying balance sheets of Corporate Property Associates 4, a California limited partnership, as of December 31, 1995 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 20 to 22 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 4, a California limited partnership, as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                              /s/ Coopers & Lybrand L.L.P.
New York, New York
March 21, 1997

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                                 BALANCE SHEETS

                           December 31, 1995 and 1996


                                                       1995         1996
                                                    -----------  -----------
    ASSETS:
Real estate leased to others:
 Accounted for under the
   operating method:
     Land                                           $ 4,294,809  $ 4,294,809
     Buildings                                       22,770,152   22,770,152
                                                    -----------  -----------
                                                     27,064,961   27,064,961
     Accumulated depreciation                        12,626,558   13,487,845
                                                    -----------  -----------
                                                     14,438,403   13,577,116
 Net investment in direct financing leases           18,224,428   18,193,555
                                                    -----------  -----------
     Real estate leased to others                    32,662,831   31,770,671
Operating real estate, net of accumulated
 depreciation of $735,950 in 1995                     7,033,830
Cash and cash equivalents                             7,579,071    4,668,645
Accrued interest and rents receivable                   203,651      269,543
Other assets, net of accumulated amortization of
 $435,047 in 1995 and $399,342 in 1996                1,028,692    1,358,488
Equity investment                                                  3,999,632
                                                    -----------  -----------

       Total assets                                 $48,508,075  $42,066,979
                                                    ===========  ===========

  LIABILITIES:
Mortgage notes payable                              $19,486,882  $10,699,799
Accrued interest payable                                136,087       82,827
Accounts payable and accrued expenses                   435,977      288,509
Accounts payable to affiliates                           87,461      146,447
Prepaid rental income                                                 46,800
                                                    -----------  -----------

       Total liabilities                             20,146,407   11,264,382
                                                    -----------  -----------

Commitments and contingencies

    PARTNERS' CAPITAL:
General Partners                                         62,061      210,626
Limited Partners (85,568 and 85,528
   Limited Partnership Units issued
   and outstanding in 1995 and 1996)                 28,299,607   30,591,971
                                                    -----------  -----------
       Total partners' capital                       28,361,668   30,802,597
                                                    -----------  -----------

       Total liabilities and
       partners' capital                            $48,508,075  $42,066,979
                                                    ===========  ===========

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                              STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996

                                                    1994         1995         1996
                                                 -----------  -----------  -----------
Revenues:
 Rental income                                    $2,921,429   $3,260,022   $5,546,662
 Interest income from direct financing leases      5,414,500    4,362,928    3,310,601
 Other interest income                               106,798      254,935      370,765
 Other income                                                     183,768       94,345
                                                  ----------   ----------   ----------
                                                   8,442,727    8,061,653    9,322,373
                                                  ----------   ----------   ----------
Expenses:
 Interest on mortgages                             2,396,017    2,098,857    1,515,248
 Depreciation                                      1,141,143    1,149,525      921,702
 General and administrative                          444,307      454,000      447,901
 Property expense                                    983,409      327,528      551,785
 Amortization                                        124,601      113,835       90,529
                                                  ----------   ----------   ----------
                                                   5,089,477    4,143,745    3,527,165
                                                  ----------   ----------   ----------
   Income before income from equity
    investments and gain on sale                   3,353,250    3,917,908    5,795,208

Hotel operating income                             1,090,130    1,430,580      853,262
Income from equity investment                                                  265,056
                                                  ----------   ----------   ----------

   Income before gain on sale                      4,443,380    5,348,488    6,913,526

Gain on sale of real estate                                     3,330,098
                                                  ----------   ----------   ----------

   Net income                                     $4,443,380   $8,678,586   $6,913,526
                                                  ==========   ==========   ==========

Net income allocated to:
 Individual General Partner                       $   44,434   $  205,754   $   69,135
                                                  ==========   ==========   ==========

 Corporate General Partner                        $  222,169   $  672,659   $  345,676
                                                  ==========   ==========   ==========

 Limited Partners                                 $4,176,777   $7,800,173   $6,498,715
                                                  ==========   ==========   ==========

Net income per Limited
 Partnership Unit
 (85,568 Units outstanding in 1994 and
  1995 and 85,548 weighted average Limited
  Partnership Units in 1996):                         $48.81       $91.16       $75.97
                                                  ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                        STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996

                                          Partners' Capital Accounts
                                     -------------------------------------
                                                                             Limited
                                                                             Partners'
                                                    General     Limited      Amount Per
                                        Total       Partners    Partners     Unit  (a)
                                     ------------  ----------  -----------   ----------
Balance, December 31, 1993           $29,220,489   $(460,188)  $29,680,677   $ 347

Distributions                         (4,878,286)   (292,697)   (4,585,589)    (54)

Net income, 1994                       4,443,380     266,603     4,176,777      49
                                     -----------   ---------   -----------   -----

Balance, December 31, 1994            28,785,583    (486,282)   29,271,865     342

Distributions                         (9,102,501)   (330,070)   (8,772,431)   (102)

Net income, 1995                       8,678,586     878,413     7,800,173      91
                                     -----------   ---------   -----------   -----

Balance, December 31, 1995            28,361,668      62,061    28,299,607     331

Distributions                         (4,452,597)   (266,246)   (4,186,351)    (49)

Purchase of Limited Partner Units        (20,000)                  (20,000)

Net income, 1996                       6,913,526     414,811     6,498,715      76
                                     -----------   ---------   -----------   -----

Balance, December 31, 1996           $30,802,597   $ 210,626   $30,591,971   $ 358
                                     ===========   =========   ===========   =====


(a) Based on weighted average Units issued and outstanding during all periods.

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1994, 1995 and 1996

                                                                1994          1995           1996
                                                            ------------  -------------  ------------
Cash flows from operating activities:
  Net income                                                $ 4,443,380   $  8,678,586   $ 6,913,526
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                              1,265,744      1,263,360     1,012,231
   Cash receipts on operating and direct financing
    leases greater (less) than straight line adjustments
    and amortization of unearned income                          21,994          9,808      (945,667)
   Equity income in excess of distributions received                                        (147,800)
   Gain on sale of real estate                                              (3,330,098)
   Net change in operating assets and liabilities                40,985       (522,176)      335,351
                                                            -----------   ------------   -----------
      Net cash provided by operating activities               5,772,103      6,099,480     7,167,641
                                                            -----------   ------------   -----------


Cash flows from investing activities:
  Proceeds from sale of real estate                                         15,200,000
  Purchase of equity investment and related costs                                           (198,969)
  Additional capitalized costs                                 (845,935)      (246,658)       (8,182)
                                                            -----------   ------------   -----------
      Net cash (used in) provided by
        investing activities                                   (845,935)    14,953,342      (207,151)
                                                            -----------   ------------   -----------


Cash flows from financing activities:
  Distributions to partners                                  (4,878,286)    (9,102,501)   (4,452,597)
  Payments of mortgage principal                             (1,168,014)    (1,158,193)     (898,319)
  Prepayments of mortgages payable                                          (5,722,508)   (4,500,000)
  Deferred financing costs                                         (366)
  Purchase of Limited Partner Units                                                          (20,000)
                                                            -----------   ------------   -----------
      Net cash used in financing activities                  (6,046,666)   (15,983,202)   (9,870,916)
                                                            -----------   ------------   -----------

      Net (decrease) increase in cash and
        cash equivalents                                     (1,120,498)     5,069,620    (2,910,426)

Cash and cash equivalents, beginning of year                  3,629,949      2,509,451     7,579,071
                                                            -----------   ------------   -----------

      Cash and cash equivalents, end of year                $ 2,509,451   $  7,579,071   $ 4,668,645
                                                            ===========   ============   ===========

Supplemental disclosure of noncash investing and financing activities:

In July 1996, the Partnership exchanged its interest in a hotel property and related assets and liabilities for 427,008 units in the operating partnership of a publicly-traded real estate investment trust. The assets and liabilities transferred are as follows:

    Real estate, net of accumulated depreciation     $ 6,981,597
    Mortgage note payable                             (3,388,764)
    Other assets and liabilities transferred, net         60,030
                                                     -----------
      Equity investment                              $ 3,652,863
                                                     ===========

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                         NOTES to FINANCIAL STATEMENTS



1.      Summary of Significant Accounting Policies:
        ------------------------------------------

     Use of Estimates:
     ----------------

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

     Real Estate Leased to Others:
     ----------------------------

      Real estate is generally leased to others on a net lease basis. In a net lease the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

      Corporate Property Associates 4 (the "Partnership") diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

      The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

            Direct financing method - Leases accounted for under the direct
            -----------------------
            financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

            Operating method - Real estate is recorded at cost, revenue is
            ----------------
            recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

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

     Operating Real Estate:
     ---------------------

      Land, building and personal property are carried at cost. Major renewals and improvements are capitalized to the property accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. As more fully described in Note 11, the Partnership transferred operating real estate in 1996 in connection with an exchange transaction.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


     Depreciation:
     ------------

      Depreciation is computed using the straight-line method over the estimated useful lives of components of the particular properties, which range from 10 to 40 years.

     Cash Equivalents:
     ----------------

      The Partnership considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1995 and 1996 were held in the custody of three financial institutions.

     Other Assets:
     ------------

      Included in other assets are deferred rental income and deferred charges.
        Deferred rental income is the aggregate difference for operating leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Deferred costs incurred in connection with mortgage note refinancings are amortized over the terms of the mortgages.


     Equity Investment:
     -----------------

      The Partnership's interest in American General Hospitality Operating
        Partnership, L.P. is accounted for under the equity method; i.e. at cost, increased by the Partnership's share of earnings or loss and reduced by distributions received (see Note 11).

     Income Taxes:
     ------------

      A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

     Reclassifications:
     -----------------

      Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 presentation.

2.    Partnership Agreement:
      ---------------------

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

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


      The Agreement provides that the General Partners are allocated 6% (1% to the Individual General Partner, William P. Carey, and 5% to the Corporate General Partner, Carey Corporate Property, Inc.) and the Limited Partners are allocated 94% of the profits and losses, except as described below, as well as distributions of Distributable Cash From Operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $857,754 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made.

      The Agreement provides that profits from asset dispositions are allocated to partners with negative capital balances until such negative balances are eliminated. Accordingly, the General Partners were allocated a portion of the 1995 gain on sale of property as well as the related tax gain in order to eliminate their negative balances. The Partnership paid a special distribution of $4,321,618 in 1995 related to such sale which distribution was allocated 1% to the Individual General Partner and 99% to the Limited Partners in accordance with the Agreement.


3.    Transactions with Related Parties:
      ---------------------------------

      The Partnership's ownership interest in certain properties are jointly held with affiliates as tenants-in-common. The Partnership has an 83.24% ownership interest in a property which is jointly held.

      Under the Agreement, a division of W.P. Carey & Co., Inc. ("W.P. Carey") is also entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary for the operation of the Partnership. Property management fees and general and administrative expense reimbursements are summarized as follows:

                                         1994      1995      1996
                                       --------  --------  --------
        Property management fee        $ 98,187  $ 91,564  $210,254
         General and administrative
          expense reimbursements        160,125    95,644   148,728
                                       --------  --------  --------
                                       $258,312  $187,208  $358,982
                                       ========  ========  ========

      During 1994, 1995 and 1996, fees aggregating $172,675, $28,683 and
        $68,895, respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

      The Partnership is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of the real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues as defined. Net expenses incurred in 1994, 1995 and 1996 were $56,446, $130,986 and $72,775, respectively. The 1995 amount included certain nonrecurring costs incurred in connection with the relocation of the Partnership's offices.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


4.      Real Estate Leased to Others Accounted for Under the Operating
        --------------------------------------------------------------
        Method and Operating Real Estate:
        --------------------------------

        A. Real Estate Leased to Others
           ----------------------------

           Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $4,667,000 in 1997, $4,939,000 in 1998; and $145,000 in each of the years 1999 through 2001 and aggregate approximately $10,371,000 through 2004.

           Contingent rents were approximately $181,000 in 1994, $195,000 in 1995 and $91,000 in 1996.

        B. Operating Real Estate:
           ---------------------

           Operating real estate, at cost, as of December 31, 1995 is summarized as follows:

           Land                                  $  850,000
           Building                               6,818,635
           Personal property                        101,145
                                                 ----------
                                                  7,769,780
           Less: Accumulated depreciation           735,950
                                                 ----------
                                                 $7,033,830
                                                 ==========

      The Partnership disposed of its operating real estate in 1996 (see Note
        11).


5.  Net Investment in Direct Financing Leases:
    -----------------------------------------

    Net investment in direct financing leases is summarized as follows:

                                                 December 31,
                                           ------------------------
                                              1995         1996
                                           -----------  -----------
   Minimum lease payments
     receivable                            $28,653,756  $26,038,257
            Unguaranteed residual value     13,382,979   13,382,979
                                           -----------  -----------
                                            42,036,735   39,421,236
            Less: Unearned income           23,812,307   21,227,681
                                           -----------  -----------
                                           $18,224,428  $18,193,555
                                           ===========  ===========

      Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $2,616,000 in each of the years 1997 to 2001; and aggregate approximately $26,038,000 through 2008.

      Contingent rents were approximately $1,253,000, $990,000 and $726,000 in 1994, 1995 and 1996, respectively.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



6.      Mortgage Notes Payable:
        ----------------------

      The Partnership's mortgage loans are limited recourse obligations and are collateralized by lease assignments and by real property. The encumbered properties have an aggregate carrying amount of $34,208,000, before accumulated depreciation. As of December 31, 1996, mortgage notes payable bear interest at rates varying from 7.60% to 10.52% per annum and mature from 1998 to 2004.

      Scheduled principal payments during each of the next five years following
        December 31, 1996 and thereafter are as follows:

Year Ending December 31,
-----------------------

   1997                      $   903,766
   1998                        6,918,837
   1999                          191,464
   2000                          206,750
   2001                          223,256
   Thereafter                  2,255,726
                             -----------
     Total                   $10,699,799
                             ===========


      Interest paid was $2,408,669, $2,156,609 and $1,568,508 for 1994, 1995 and
        1996, respectively.

7.      Distributions to Partners:
        -------------------------

    Distributions are declared and paid to partners quarterly and are summarized as follows:


Limited
Year Ending                  Distributions Paid to  Distributions Paid to  Partners' Per
December 31,                   General Partners       Limited Partners      Unit Amount
---------------------------  ---------------------  ---------------------  -------------

    1994                             $292,697             $4,585,589          $ 53.59
                                     ========             ==========          =======
    1995:   Quarterly
            distributions            $286,854             $4,494,031          $ 52.52

            Special
            distribution
            - Note 10                  43,216              4,278,400            50.00
                                     --------             ----------          -------
                                     $330,070             $8,772,431          $102.52
                                     ========             ==========          =======

    1996                             $266,246             $4,186,351          $ 48.93
                                     ========             ==========          =======

    Distributions of $67,039 to the General Partners and $1,050,284 to the Limited Partners for the quarter ended December 31, 1996 were declared and paid in January 1997.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


8.      Income for Federal Tax Purposes:
        -------------------------------

      Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                         1994          1995         1996
                                                     ------------  ------------  -----------

  Net income per Statements of Income                $ 4,443,380   $ 8,678,586   $6,913,526
  Excess tax depreciation                             (1,746,077)   (1,242,601)    (877,624)
  Excess tax gain related to sale of property                        9,318,375
  Cash receipts on operating and direct financing
   leases greater (less) than income recognized                          9,808     (945,667)
  Other                                                 (234,766)     (221,282)     (40,470)
                                                     -----------   -----------   ----------
    Income reported for
   Federal income tax purposes                       $ 2,462,537   $16,542,886   $5,049,765
                                                     ===========   ===========   ==========

9.      Industry Segment Information:
        ----------------------------

      The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

      In 1994, 1995 and 1996, the Partnership earned its total leasing revenues
        (rental income plus interest income from direct financing leases) from the following lease obligors:

                                      1994      %       1995      %       1996      %
                                   ----------  ----  ----------  ----  ----------  ----

 Hughes Markets, Inc.............  $1,429,421   17%  $1,443,715   19   $3,714,792   42%
 Simplicity Manufacturing, Inc...   1,996,710   24    1,996,710   26    1,996,710   22
 Brodart Co......................   1,322,770   16    1,318,708   17    1,313,891   15
 Continental Casualty Company....     709,027    9      755,614   10      759,849    9
 Family Dollar Stores, Inc.......     280,800    3      547,200    7      556,800    6
 Petrocon Engineering, Inc.......     357,468    4      368,780    5      370,508    4
 Winn-Dixie Stores, Inc..........     144,713    2      144,713    2      144,713    2
 Genesco, Inc....................   2,095,020   25    1,047,510   14
                                   ----------  ---   ----------  ---   ----------  ---
                                   $8,335,929  100%  $7,622,950  100%  $8,857,263  100%
                                   ==========  ===   ==========  ===   ==========  ===

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


10.   Gain on Sale of Real Estate:
      ---------------------------

      On June 30, 1995, the Partnership sold a property to Genesco, Inc.
        ("Genesco"), the lessee, for $15,200,000. The Partnership recognized a gain on the sale of $3,330,098, net of certain costs. In connection with the sale, the Partnership paid off the limited recourse mortgage loan on the property for $5,722,508.

      The Partnership used a portion of the net proceeds of $9,477,492 to pay a special distribution to Limited Partners of $4,278,400 ($50 per Limited Partnership Unit) and $43,216 to the Individual General Partner. The special distribution was declared and paid in July 1995.


11.  Hotel Property in Kenner, Louisiana:
     -----------------------------------

      The Partnership and Corporate Property Associates 8 ("CPA(R):8"), an affiliate, purchased a hotel property in Kenner, Louisiana, in June 1988 as tenants-in-common with 46.383% and 53.617% interests, respectively. The Partnership and CPA(R):8 assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Partnership and CPA(R):8 completed a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality Corporation, ("AGH"), in which the Partnership and CPA(R):8 received 920,672 limited partnership units (of which the Partnership's share was 427,008 units) in exchange for the hotel property and its operations. In connection with the transfer, the Partnership and CPA(R):8 paid a cash contribution of $391,221 (of which the Partnership's share was $181,460) and the Operating Partnership's assumed the mortgage loan obligation collateralized by the hotel property (of which the Partnership's share was $3,388,764). AGH owns an 81.3% equity interest in the Operating Partnership

      The exchange of the hotel property for limited partnership units has been treated as a nonmonetary exchange for tax and financial reporting purposes. The Partnership's interest in the Operating Partnership is being accounted for under the equity method. After one year, the Partnership will have the right to convert its Operating Partnership Units to shares of common stock in AGH on a one-for-one basis. AGH completed an initial public offering during 1996. The Partnership's carrying value for the limited partnership units at the time of the exchange of $3,851,832 was based on the historical basis of assets transferred, net of liabilities assumed by the Operating Partnership; cash contributed and costs incurred to complete the exchange.

      As of September 30, 1996, the audited consolidated financial statements of AGH reported total assets of $187,870,000 and shareholders' equity of $127,408,000 and for the period from inception (July 31, 1996) through September 30, 1996, revenues of $5,251,000, income before minority interest of $2,850,000 and net income of $2,302,000. As of March 15, 1997, AGH's quoted per share market value was $28 resulting in an aggregate value of approximately $11,956,000. The carrying value of the equity interest in the Operating Partnership as of December 31, 1996 was approximately $4,000,000. For the period from July 31, 1996 to December 31, 1996, the Partnership's share of Operating Partnership earnings was $265,056.

      Between January 1995 and July 1996, the Partnership and CPA(R):8 had engaged an affiliate of AGH to manage the operations of Kenner on their behalf.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



      Summarized operating results of the Partnership's share of the hotel operation through the date of disposal (July 30,1996) are as follows:

                                               1994          1995          1996
                                           ------------  ------------  ------------
  Revenues                                 $ 3,127,894   $ 3,834,671   $ 2,314,569
  Fees paid to hotel management company        (95,660)     (112,713)      (83,062)
  Other operating expenses                  (1,942,104)   (2,291,378)   (1,378,245)
                                           -----------   -----------   -----------

  Hotel operating income                   $ 1,090,130   $ 1,430,580   $   853,262
                                           ===========   ===========   ===========

12.  Property Leased to Hughes Markets, Inc.:
     ---------------------------------------

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

      In accordance with the lease amendment agreement, Hughes has provided the Partnership and CPA(R):3 with an irrevocable letter of credit in the amount of $3,500,000, an amount equal to Hughes' lump sum payment obligation. For financial reporting purposes, the Partnership's share of the $3,500,000 lump sum rental payment due at the end of the lease term is being recognized on a straight-line basis over the lease extension term. For the year ended December 31, 1996, the difference between scheduled rents under the lease and rent recognized for financial reporting purposes with the adjustment for the lump sum payment was $971,133.


13.     Environmental Matters:
        ---------------------

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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



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



14.     Disclosures About Fair Value of Financial Instruments:
        ------------------------------------------------------

      The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

      The Partnership estimates that the fair value of mortgage notes payable at December 31, 1996 approximates the carrying value of such mortgage notes at December 31, 1996. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1996

                                           Initial Cost to          Cost                          Gross Amount at which Carried
                                             Partnership        Capitalized     Decrease In     Carried at Close of Period  (d)(e)
                                       ----------------------   Subsequent to       Net        -------------------------------------
Description              Encumbrances     Land      Buildings  Acquisition (a)  Investment (b)    Land       Buildings      Total
-----------              ------------  ----------  ----------- ---------------  -------------- -----------  -----------  -----------
Operating method:
Dairy processing,
 distribution and
 office facilities
 leased to Hughes
 Markets, Inc.                         $1,689,536   $ 8,073,617   $ 21,643                    $1,711,179   $ 8,073,617  $ 9,784,796

Office building in
 Beaumont, Texas
 partially leased
 to Petrocon
 Engineering, Inc.                        510,000     4,490,000    612,462      $(4,346,960)     278,801       986,701    1,265,502


Office, manufacturing
 and warehouse
 buildings leased to
 a subsidiary of
 Continental Casualty
 Company                 $1,311,193     1,800,000     6,710,638    105,000                     1,800,000     6,815,638    8,615,638

Warehouse and
 distribution center
 leased to Family
 Dollar Stores, Inc.        946,865       291,540     5,708,460    153,179                       291,540     5,861,639    6,153,179

Supermarket leased
 to Winn-Dixie
 Stores, Inc.               191,942       213,289     1,032,557                                  213,289     1,032,557    1,245,846
                         ----------    ----------   -----------  ----------     -----------   ----------   -----------  -----------
                         $2,450,000    $4,504,365   $26,015,272  $  892,284     $(4,346,960)  $4,294,809   $22,770,152  $27,064,961
                         ==========    ==========   ===========  ==========     ===========   ==========   ===========  ===========
                                                                Life On which
                                                                Depreciation
                                                                  in Latest
                                                                 Statement of
                                Accumulated                         Income
Description                  Depreciation (e)   Date Acquired    is computed
-----------                  ----------------   -------------   -------------
Operating method:
Dairy processing,
 distribution and
 office facilities
 leased to Hughes
 Markets, Inc.                 $ 5,361,496      June 1, 1983     10-36 YRS.

Office building in
 Beaumont, Texas
 partially leased
 to Petrocon
 Engineering, Inc.                 498,078      August 11, 1983  30 YRS.


Office, manufacturing
 and warehouse
 buildings leased to
 a subsidiary of
 Continental Casualty                           October 20,
 Company                         5,115,164         1983          15-40 YRS.

Warehouse and
 distribution center
 leased to Family                               December 16,
 Dollar Stores, Inc.             2,069,770         1983          30 YRS.

Supermarket leased
 to Winn-Dixie                                  March 12,
 Stores, Inc.                     443,337          1984          30 YRS.
                              -----------
                              $13,487,845
                              ===========

See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1996






                                                 Initial Cost to                        Gross Amount at which Carried
                                                   Partnership         Decrease In          at Close of Period  (d)
                                           -------------------------        Net        -----------------------------
Description                  Encumbrances     Land        Buildings    Investment (c)             Total               Date Acquired
--------------------------   ------------  ----------  -------------  ---------------  -----------------------------  -------------
Direct financing method:
Manufacturing and
 product testing
 buildings leased
 to Simplicity
 Manufacturing, Inc.          $5,031,101    $472,700     $11,527,300                             $12,000,000          March 3, 1983

Manufacturing,
 distribution and
 office buildings
 leased to
 Brodart Co.                   3,218,698     241,550       6,141,429   $  (189,424)                6,193,555          June 15, 1988
                              ----------    --------     -----------   -----------               -----------
                              $8,249,799    $714,250     $17,668,729   $  (189,424)              $18,193,555
                              ==========    ========     ===========   ===========               ===========

See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

         NOTES TO SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION



   (a) Consists of the cost of improvements and acquisition costs, including legal fees, appraisal fees, title costs and other related fees.

   (b) Represents writedowns of property to net realizable value.

   (c) The decrease in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment, which is less than lease payments received.

   (d) At December 31, 1996, the aggregate cost of real estate owned for Federal income tax purposes is $49,794,900.

   (e)

                           Reconciliation of Real Estate Accounted
                           ---------------------------------------
                              for Under the Operating Method
                              ------------------------------

                                         December 31,
                                   ------------------------
                                      1995         1996
                                   -----------  -----------
     Balance at beginning
       of period                   $26,959,961  $27,064,561

     Additions during period           105,000
                                   -----------  -----------

     Balance at close of period    $27,064,961  $27,064,961
                                   ===========  ===========


                           Reconciliation of Accumulated Depreciation
                           ------------------------------------------

                                         December 31,
                                   ------------------------
                                      1995         1996
                                   -----------  -----------
     Balance at beginning
       of period                   $11,717,884  $12,626,558

     Depreciation expense for
       the period                      908,674      861,287
                                   -----------  -----------

     Balance at close of period    $12,626,558  $13,487,845
                                   ===========  ===========

PROPERTIES
--------------------------------------------------------------------------------

LEASE              TYPE OF OWNERSHIP
OBLIGOR            TYPE OF PROPERTY        LOCATION           INTEREST
-----------------  -----------------     ------------      ---------------
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


CONTINENTAL        Land and Office,      College Station,  Ownership of land
CASUALTY COMPANY   Manufacturing         Texas             and buildings
                   and Warehouse
                   Buildings


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

(1)  These properties are encumbered by mortgage notes payable.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
     UNITHOLDER MATTERS
--------------------------------------------------------------------------------

  Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1996 there were 3,034 holders of record of the Limited Partnership Units of the Partnership.

  In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1993:

                    Cash Distributions Paid Per Unit
                    ---------------------------------
                       1994        1995        1996
                    ----------  -----------  --------
  First quarter        $ 13.38     $13.43     $12.20
  Second quarter         13.39      13.44      12.22
  Third quarter          13.40      63.50 (a)  12.24
  Fourth quarter         13.42      12.15      12.27
                       -------    -------     ------
                        $53.59    $102.52     $48.93
                       =======    =======     ======


(a)  Includes a special distribution of $50 per unit.



REPORT ON FORM 10-K
--------------------------------------------------------------------------------


  The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.