Form 10-Q/A
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-04-17
CIK 706005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 1996

                                               or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number                       0-11982

        CORPORATE PROPERTY ASSOCIATES 4, A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                    CALIFORNIA                                                  13-3126150
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                        10020
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                           December 31,     March 31,
                                              1995            1996
                                             (Note)       (Unaudited)
                                           -----------    -----------
      ASSETS:

Land and buildings, net of
   accumulated depreciation of
   $13,362,508 at December 31, 1995 and
   $12,842,758 at March 31, 1996           $21,472,233    $14,222,203
Net investment in direct
   financing leases                         18,224,428     18,217,194
Real estate held for sale                                   6,976,809
Cash and cash equivalents                    7,579,071      7,808,057
Other assets                                 1,232,343      1,297,288
                                           -----------    -----------
        Total assets                       $48,508,075    $48,521,551
                                           ===========    ===========
      LIABILITIES:

Mortgage notes payable                     $19,486,882    $19,256,266
Accrued interest payable                       136,087        132,873
Accounts payable and accrued expenses          435,977        448,105
Accounts payable to affiliates                  87,461         90,780
Prepaid rental income                                          45,600
                                           -----------    -----------
        Total liabilities                   20,146,407     19,973,624
                                           -----------    -----------
      PARTNERS' CAPITAL:

General Partners                                62,061         74,177

Limited Partners (85,568 Limited
Partnership Units issued and
outstanding)                                28,299,607     28,473,750
                                           -----------    -----------
        Total partners' capital             28,361,668     28,547,927
                                           -----------    -----------
        Total liabilities and
          partners' capital                $48,508,075    $48,521,551
                                           ===========    ===========

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership




                        STATEMENTS OF INCOME (UNAUDITED)



                                                             Three Months Ended
                                                      March 31, 1995      March 31, 1996
                                                      --------------      --------------
Revenues:
  Rental income from operating leases                   $  808,127          $  835,341
  Interest income from direct financing leases           1,353,017             828,134
  Other interest income                                     26,658              95,356
  Revenue from hotel operations                            996,893           1,024,083
  Other income                                              42,792
                                                        ----------          ----------
                                                         3,227,487           2,782,914
                                                        ----------          ----------
Expenses:
  Interest on mortgages                                    594,519             435,472
  Depreciation                                             289,009             276,615
  General and administrative                               140,263              90,888
  Property expenses                                         93,130              67,060
  Operating expenses of hotel operations                   589,468             591,290
  Amortization                                              31,150              25,767
                                                        ----------          ----------
                                                         1,737,539           1,487,092
                                                        ----------          ----------
     Net income                                         $1,489,948          $1,295,822
                                                        ==========          ==========
Net income allocated to
  General Partners                                      $   89,397          $   77,749
                                                        ==========          ==========
Net income allocated to
  Limited Partners                                      $1,400,551          $1,218,073
                                                        ==========          ==========
Net income per Unit
  (85,568 Limited
  Partnership Units)                                    $    16.37          $    14.24
                                                        ==========          ==========

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership




                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                    Three Months Ended
                                                                         March 31,
                                                               ---------------------------
                                                                   1995            1996
                                                               -----------     -----------
Cash flows from operating activities:
  Net income                                                   $ 1,489,948     $ 1,295,822
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  320,159         302,382
    Other noncash items                                              3,152           2,803
    Net change in operating assets and liabilities                (245,542)        (28,448)
                                                               -----------     -----------
     Net cash provided by operating activities                   1,567,717       1,572,559
                                                               -----------     -----------
Cash flows from investing activities:
  Additional capitalized costs                                     (15,936)         (3,394)
                                                               -----------     -----------
     Net cash used in investing activities                         (15,936)         (3,394)
                                                               -----------     -----------
Cash flows from financing activities:
  Distributions to partners                                     (1,222,530)     (1,109,563)
  Payments on mortgage principal                                  (332,794)       (230,616)
                                                               -----------     -----------
     Net cash used in financing activities                      (1,555,324)     (1,340,179)
                                                               -----------     -----------
       Net (decrease) increase in cash and cash equivalents         (3,543)        228,986

    Cash and cash equivalents, beginning of period               2,509,451       7,579,071
                                                               -----------     -----------
       Cash and cash equivalents, end of period                $ 2,505,908     $ 7,808,057
                                                               ===========     ===========
Supplemental disclosure of cash flows information:

         Interest paid                                         $   599,340     $   438,686
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and operation of a hotel business (see
Note 5). For the three-month periods ended March 31, 1995 and 1996, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1995       %            1996        %
                                        ----      ---           ----       ---
Simplicity Manufacturing, Inc.      $  499,178     23%       $  499,178     30%
Hughes Markets, Inc.                   357,355     17           378,797     23
Brodart Co.                            330,085     15           328,956     20
Continental Casualty Company           185,727      9           189,962     11
Family Dollar Stores, Inc.             136,800      6           136,800      8
Petrocon Engineering, Inc.              92,066      4            93,604      6
Winn-Dixie Stores, Inc.                 36,178      2            36,178      2
Genesco, Inc.                          523,755     24
                                    ----------    ---        ----------    ---
                                    $2,161,144    100%       $1,663,475    100%
                                    ==========    ===        ==========    ===

Note 5.  Hotel Property in Kenner, Louisiana:

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

The exchange transaction is subject to the ability of AGH to complete an initial public offering for the newly-formed real estate investment trust. It is intended that the exchange of the hotel property for securities initially be treated as a nonmonetary exchange for tax and financial reporting purposes and that the Partnership retain the funds included in the hotel furniture, fixture and equipment reserves. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of the publicly-traded real estate investment trust. The Partnership does not anticipate incurring any significant costs in connection with completing the proposed exchange. In connection with the proposed transaction, the $6,976,809 carrying value of the hotel property has been reclassified as real estate held for sale.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Operating results of the hotel for the three-month periods ended March 31, 1995 and 1996 are summarized as follows:

                                        1995                    1996
                                     ---------               ----------
Revenues                             $ 996,893               $1,024,083
Fees paid to hotel management
   company                            ( 36,425)                 (39,005)
Other operating expenses              (553,043)                (552,285)
                                     ---------               ----------
Hotel operating income               $ 407,425               $  432,793
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



Results of Operations:

    Net income decreased by $194,000 for the three-month period ended March 31, 1996 as compared with the same period ended March 31, 1995. The decreases were due to the sale of a property leased to Genesco, Inc. ("Genesco") in June 1995. Earnings from the Genesco property, consisting of rentals less interest on the limited recourse loan collateralized by the Genesco properties and other costs directly attributable to the Genesco property, contributed approximately $380,000 to the results of operations for the three-month period ended March 31, 1995. Excluding the earnings from Genesco and certain nonrecurring other income in 1995 of $42,800, income from comparable continuing operations would have increased by $203,000, an increase of approximately 30%. Of such increase, $68,000 was due to an increase in other interest income reflecting higher average cash balances and moderate decreases in interest, general and administrative and property expenses. The decrease in interest expense of $26,000 (net of $133,000 of interest incurred on the Genesco property mortgage loan in 1995) was due to the continuing amortization of the Partnership's mortgage loans. General and administrative expenses benefited, in part, from an expected decrease in the Partnership's share of office expenses. The decrease in property expense was due to several factors, none of which were significant. Excluding the rent from Genesco, lease revenues increased modestly, primarily due to an increase of the Hughes Markets, Inc. ("Hughes") rent in the fourth quarter of 1995.

    Income from the hotel operation, which the Partnership has made formal plans to exchange for an investment, as described below, increased by 6%. The increase was entirely due to an increase in revenues as hotel operating expenses were unchanged for the comparable periods. The hotel realized the revenue increase even though the occupancy rate for the quarter decreased by 2%. Higher average room rates were realized as a result of the hotel's ability to increase rates and changes in usage. In 1996, corporate rates represented 39% of available rooms versus 34% in 1995, while group business decreased to 11% from 19% of available rooms. This change in usage was beneficial to earnings as the average room rate for corporate business is substantially higher than the rates negotiated by groups and associations.

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


                                  CORPORATE PROPERTY ASSOCIATES 4,
                                  a California limited partnership



                                  By:  CAREY CORPORATE PROPERTY, INC.




         4/10/97                  By:      /s/ Claude Fernandez
       -----------                        -----------------------------
           Date                           Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)





         4/10/97                  By:      /s/ Michael D. Roberts
       -----------                        -----------------------------
           Date                           Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)