Form 10-Q/A
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-04-17
CIK 706005

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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                           December 31,    June 30,
                                               1995          1996
                                              (Note)      (Unaudited)
                                           ------------   -----------
      ASSETS:

Land and buildings, net of
   accumulated depreciation of
   $13,362,508 at December 31, 1995 and
   $13,058,958 at June 30, 1996            $21,472,233    $14,006,003
Net investment in direct
   financing leases                         18,224,428     18,209,646
Real estate held for sale                                   6,981,065
Cash and cash equivalents                    7,579,071      7,991,659
Other assets                                 1,232,343      1,751,413
                                           -----------    -----------
        Total assets                       $48,508,075    $48,939,786
                                           ===========    ===========
      LIABILITIES:

Mortgage notes payable                     $19,486,882    $19,022,525
Accrued interest payable                       136,087        126,149
Accounts payable and accrued expenses          435,977        475,610
Accounts payable to affiliates                  87,461        159,403
                                           -----------    -----------
        Total liabilities                   20,146,407     19,783,687
                                           -----------    -----------
      PARTNERS' CAPITAL:

General Partners                                62,061        111,606

Limited Partners (85,568 Limited
Partnership Units issued and
outstanding)                                28,299,607     29,044,493
                                           -----------    -----------
        Total partners' capital             28,361,668     29,156,099
                                           -----------    -----------
        Total liabilities and
          partners' capital                $48,508,075    $48,939,786
                                           ===========    ===========

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                             Three Months Ended                       Six Months Ended
                                     June 30, 1995       June 30, 1996       June 30, 1995       June 30, 1996
                                     -------------       -------------       -------------       -------------
Revenues:
  Rental income from
   operating leases                    $  812,363          $1,387,643          $1,620,490          $2,222,984
  Interest from direct
   financing leases                     1,352,754             827,821           2,705,771           1,655,955
  Revenue from hotel
   operations                             951,953             978,918           1,948,846           2,003,001
  Other interest income                    24,866              95,010              51,524             190,366
  Other income                              1,972                                  44,764
                                       ----------          ----------          ----------          ----------
                                        3,143,908           3,289,392           6,371,395           6,072,306
                                       ----------          ----------          ----------          ----------
Expenses:
  Interest on mortgages                   605,848             428,939           1,200,367             864,411
  Depreciation                            292,142             216,199             581,151             492,814
  General and administrative              103,723             160,088             243,986             250,976
  Property expense                         79,866             134,275             172,996             201,335
  Operating expenses of hotel
   operations                             593,089             604,566           1,182,557           1,195,856
  Amortization                             31,150              25,767              62,300              51,534
                                       ----------          ----------          ----------          ----------
                                        1,705,818           1,569,834           3,443,357           3,056,926
                                       ----------          ----------          ----------          ----------
   Income before gain on
   sale of real estate                  1,438,090           1,719,558           2,928,038           3,015,380

Gain on sale of real
  estate                                3,497,872                               3,497,872
                                       ----------          ----------          ----------          ----------
     Net income                        $4,935,962          $1,719,558          $6,425,910          $3,015,380
                                       ==========          ==========          ==========          ==========
Net income allocated
  to General Partners                  $  616,832          $  103,173          $  706,229          $  180,923
                                       ==========          ==========          ==========          ==========
Net income allocated
  to Limited Partners                  $4,319,130          $1,616,385          $5,719,681          $2,834,457
                                       ==========          ==========          ==========          ==========
Net income per Unit
  (85,568 Limited
  Partnership Units)                   $    50.47          $    18.89          $    66.84          $    33.13
                                       ==========          ==========          ==========          ==========

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership




                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                  Six Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                1995             1996
                                                            ------------     -----------
Cash flows from operating activities:
  Net income                                                $  6,425,910     $ 3,015,380
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                643,451         544,348
    Amortization of unearned income on direct
     financing leases and straight-line rents on
     operating leases less (greater) than scheduled
     rents                                                        12,476        (236,864)
    Gain on sale of real estate                               (3,497,872)
    Net change in operating assets and liabilities              (450,309)       (217,321)
                                                            ------------     -----------
     Net cash provided by operating activities                 3,133,656       3,105,543
                                                            ------------     -----------
Cash flows from investing activities:
  Proceeds from sale of real estate                           15,200,000
  Additional capitalized costs                                   (91,009)         (7,649)
                                                            ------------     -----------
     Net cash provided by (used in) investing activities      15,108,991          (7,649)
                                                            ------------     -----------
Cash flows from financing activities:
  Distributions to partners                                   (2,445,970)     (2,220,949)
  Payments on mortgage principal                                (712,143)       (464,357)
  Prepayment of mortgage payable                              (5,722,508)
                                                            ------------     -----------
     Net cash used in financing activities                    (8,880,621)     (2,685,306)
                                                            ------------     -----------
       Net increase in cash and cash equivalents               9,362,026         412,588

    Cash and cash equivalents, beginning of period             2,509,451       7,579,071
                                                            ------------     -----------
       Cash and cash equivalents, end of period             $ 11,871,477     $ 7,991,659
                                                            ============     ===========
Supplemental disclosure of cash flows information:

         Interest paid                                      $  1,249,530     $   874,349
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and operation of a hotel business (see
Note 5). For the six-month periods ended June 30, 1995 and 1996, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1995       %             1996       %
                                        ----      ---            ----      ---
Hughes Markets, Inc.               $   714,710     17       $ 1,307,494     34
Simplicity Manufacturing, Inc.         998,356     23           998,356     25
Brodart Co.                            659,906     15           657,600     17
Continental Casualty Company           375,689      9           379,924     10
Family Dollar Stores, Inc.             273,600      6           276,000      7
Petrocon Engineering, Inc.             184,134      4           187,209      5
Winn-Dixie Stores, Inc.                 72,356      2            72,356      2
Genesco, Inc.                        1,047,510     24
                                   -----------    ---       -----------    ---
                                   $ 4,326,261    100%      $ 3,878,939    100%
                                   ===========    ===       ===========    ===

Note 5.  Hotel Property in Kenner, Louisiana:

The Partnership and Corporate Property Associates 8 ("CPA(R):8"), an affilliate, purchased a hotel property in Kenner, Louisiana, in June 1988 as tenants-in-common with 46.383% and 53.617% interests, respectively. The Partnership contributed $3,479,000 in the form of an exchange of another property owned by the Partnership and CPA(R):8 contributed $4,021,000 of equity and $10,000,000 was supplied by mortgage financing. The Partnership and CPA(R):8 assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Partnership and CPA(R):8 entered into a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality, Inc. ("AGH") in which the Partnership and CPA(R):8 received 920,672 limited partnership units (of which the Partnership's share is 427,008 units) in exchange for their ownership interests in the hotel property, a cash contribution of $388,331 (of which the Partnership's share is $180,120) and the Operating Partnership's assumption of the Partnership's and CPA(R):8's mortgage loan obligation collateralized by the hotel property (of which the Partnership's share was approximately $3,389,000).

The exchange of the hotel property for limited partnership units will initially be treated as a nonmonetary exchange for tax and financial reporting purposes. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of common stock in AGH, which recently completed an initial public offering, with such shares registered with the Securities and Exchange Commission. In connection with the transaction, the $6,981,065 carrying value of the hotel property was classified as real estate held for sale as of June 30, 1996. The Partnership's and CPA(R):8's limited partnership units had a fair value of approximately $16,342,000 (of which the Partnership's share is $7,579,000) at the date of the exchange.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)





Operating results of the hotel for the six-month periods ended June 30, 1995 and 1996 are summarized as follows:

                                        1995                    1996
                                   -----------              -----------
Revenues                           $ 1,948,846              $ 2,003,001
Fees paid to hotel management
   company                             (69,605)                 (78,545)
Other operating expenses            (1,112,952)              (1,117,311)
                                   -----------              -----------
Hotel operating income             $   766,289              $   807,145
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



Results of Operations:

    Net income decreased by $3,216,000 and $3,411,000 for the three-month and six-month periods ended June 30, 1996, respectively, as compared with the similar periods ended June 30, 1995. Excluding a gain of $3,498,000 realized in June 1995 on the sale of property leased to Genesco, Inc. ("Genesco"), income would have reflected increases of $282,000 and $87,000 for the three-month and six-month periods, respectively. These increases in income were realized even though Genesco contributed 24% of the Partnership's lease revenues prior to the sale and were due to decreases in depreciation and interest expenses and an increase in other interest income. The effect of these items was partially offset for the comparable six-month periods by a decrease in lease revenues.

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

    Income from the hotel segment increased by approximately 5%; however, the Partnership ceased operating the hotel on July 30, 1996 when it exchanged its ownership interest in the hotel property for limited partnership units in the operating partnership of a newly-formed real estate investment trust, American General Hospitality, Inc. ("AGH"). The Partnership's annual cash flow from its interest in the operating partnership is initially projected to be approximately $700,000


Financial Condition:

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


                                  CORPORATE PROPERTY ASSOCIATES 4,
                                  a California limited partnership



                                  By:  CAREY CORPORATE PROPERTY, INC.




         04/10/97                 By:      /s/ Claude Fernandez
       ------------                       -----------------------------
           Date                           Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)





         04/10/97                 By:      /s/ Michael D. Roberts
       ------------                       -----------------------------
           Date                           Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)