Form 10-Q/A
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-04-17
CIK 706005

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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                 December 31,        September 30,
                                                    1995                1996
                                                    (Note)            (Unaudited)
                                                 ------------        -------------
      ASSETS:

Land and buildings, net of
   accumulated depreciation of
   $13,362,508 at December 31, 1995 and
   $13,275,158 at September 30, 1996             $21,472,233          $13,789,803
Net investment in direct
   financing leases                               18,224,428           18,201,771
Cash and cash equivalents                          7,579,071            8,696,252
Other assets                                       1,232,343            1,304,477
Investment in operating partnership                                     3,989,719
                                                 -----------          -----------
        Total assets                             $48,508,075          $45,982,022
                                                 ===========          ===========
      LIABILITIES:

Mortgage notes payable                           $19,486,882          $15,414,075
Accrued interest payable                             136,087              112,310
Accounts payable and accrued expenses                435,977              268,922
Accounts payable to affiliates                        87,461              100,567
                                                 -----------          -----------
        Total liabilities                         20,146,407           15,895,874
                                                 -----------          -----------
      PARTNERS' CAPITAL:

General Partners                                      62,061              169,549

Limited Partners (85,568 and 85,528
Limited Partnership Units issued and
outstanding at December 31, 1995
and September 30, 1996)                           28,299,607           29,916,599
                                                 -----------          -----------
        Total partners' capital                   28,361,668           30,086,148
                                                 -----------          -----------
        Total liabilities and
          partners' capital                      $48,508,075          $45,982,022
                                                 ===========          ===========

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                                 Three Months Ended                      Nine Months Ended
                                     September 30, 1995    September 30, 1996  September 30, 1995  September 30, 1996
                                     ------------------    ------------------  ------------------  ------------------
Revenues:
  Rental income from
   operating leases                      $   812,362           $1,663,793          $2,432,852          $3,886,777
  Interest from direct
   financing leases                          828,723              827,493           3,534,494           2,483,448
  Other interest
   income                                    103,049              102,223             154,573             292,589
  Other income                                                     94,345              44,764              94,345
                                         -----------           ----------          ----------          ----------
                                           1,744,134            2,687,854           6,166,683           6,757,159
                                         -----------           ----------          ----------          ----------
Expenses:
  Interest on mortgages                      453,836              362,151           1,654,203           1,226,562
  Depreciation                               288,827              216,201             869,978             709,015
  General and administrative                 103,781              100,090             347,767             351,066
  Property expense                            59,868              109,467             232,864             310,802
  Amortization                                25,768               20,067              88,068              71,601
                                         -----------           ----------          ----------          ----------
                                             932,080              807,976           3,192,880           2,669,046
                                         -----------           ----------          ----------          ----------
   Income before income from
   equity investment and gain
   on sale of real estate                    812,054            1,879,878           2,973,803           4,088,113

Earnings from hotel
  operations                                 309,270               60,789           1,075,559             867,934

Income from equity
  Investment                                                      122,586                                 122,586
                                         -----------           ----------          ----------          ----------
   Income before gain
   on sale of real estate                  1,211,324            2,063,253           4,049,362           5,078,633

Gain on sale of real estate                 (167,774)                               3,330,098
                                         -----------           ----------          ----------          ----------
     Net income                          $   953,550           $2,063,253          $7,379,460          $5,078,633
                                         ===========           ==========          ==========          ==========
Net income allocated
  to General Partners                    $    65,601           $  123,795          $  771,830          $  304,718
                                         ===========           ==========          ==========          ==========
Net income allocated
  to Limited Partners                    $   887,949           $1,939,458          $6,607,630          $4,773,915
                                         ===========           ==========          ==========          ==========
Net income per weighted average
  Unit (85,568 weighted average
  Limited Partnership Units)             $     10.38           $    22.66          $    77.22          $    55.79
                                         ===========           ==========          ==========          ==========

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Nine Months Ended
                                                                    September 30,
                                                            ----------------------------
                                                                1995             1996
                                                            ------------     -----------
Cash flows from operating activities:
  Net income                                                $  7,379,460     $ 5,078,633
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                958,046         780,616
    Scheduled rents in excess of (less than) income
     on direct financing leases and straight-line
     adjustments on operating leases                               7,305        (592,671)
    Income from equity investment                                               (122,586)
    Gain on sale of real estate                               (3,330,098)
    Net change in operating assets and liabilities              (534,760)        218,537
                                                            ------------     -----------
     Net cash provided by operating activities                 4,479,953       5,362,529
                                                            ------------     -----------
Cash flows from investing activities:
  Proceeds from sale of real estate                           15,200,000
  Additional capitalized costs                                  (210,918)         (8,182)
  Purchase of interest in operating partnership and
    related costs                                                               (198,970)
                                                              ------------     ----------
     Net cash provided by (used in) investing activities      14,989,082        (207,152)
                                                              ------------     ----------
Cash flows from financing activities:
  Distributions to partners                                   (7,996,488)     (3,334,153)
  Purchase of limited partnership units                                          (20,000)
  Payments on mortgage principal                                (932,667)       (684,043)
  Prepayment of mortgage payable                              (5,722,508)
                                                            ------------     -----------
     Net cash used in financing activities                   (14,651,663)     (4,038,196)
                                                            ------------     -----------
       Net increase in cash and cash equivalents               4,817,372       1,117,181
    Cash and cash equivalents, beginning of period             2,509,451       7,579,071
                                                            ------------     -----------
       Cash and cash equivalents, end of period             $  7,326,823     $ 8,696,252
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1995 and 1996, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1995       %             1996       %
                                        ----      ---            ----      ---
Hughes Markets, Inc.                $1,072,065     18%       $2,511,143     39%
Simplicity Manufacturing, Inc.       1,497,533     25         1,497,533     24
Brodart Co.                            989,451     17           985,916     15
Continental Casualty Company           565,652      9           569,886      9
Family Dollar Stores, Inc.             410,400      7           416,400      7
Petrocon Engineering, Inc.             276,201      4           280,813      4
Winn-Dixie Stores, Inc.                108,534      2           108,534      2
Genesco, Inc.                        1,047,510     18
                                    ----------    ---        ----------    ---
                                    $5,967,346    100%       $6,370,225    100%
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

The exchange of the hotel property for limited partnership units will initially be treated as a nonmonetary exchange for tax and financial reporting purposes. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of common stock in AGH, which recently completed an initial public offering, with such shares registered with the Securities and Exchange Commission. The Partnership's carrying value for the limited partnership units of $3,867,133 is based on the historical basis of assets transferred, net of liabilities assumed by the Operating Partnership ($3,668,163); cash contributed ($180,120) and costs incurred to complete the exchange ($18,850). The Partnership's interest in the limited partnership is being accounted for under the equity method.

Operating results of the hotel for the nine-month period ended September 30, 1995 and the period from January 1996 through July 30, 1996, the date of the exchange, are summarized as follows:

                                       1995                     1996
                                   -----------              -----------
Revenues                           $ 2,867,234              $ 2,311,907
Fees paid to hotel management
   company                             (95,033)                 (83,061)
Other operating expenses            (1,696,642)              (1,360,912)
                                   -----------              -----------
Hotel operating income             $ 1,075,559              $   867,934
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



Results of Operations:

    Excluding the effect of a gain on sale of real estate in 1995, income for the three-month and nine-month periods ended September 30, 1996 increased by $941,000 and $1,029,000, respectively, as compared with the same periods ended September 30, 1995. The increases in income, as adjusted, were due to an increase in lease revenues and a decrease in interest expense. The increase in lease revenues was solely attributable to the May 1996 lease extension agreement with Hughes Markets, Inc. ("Hughes"). Under the two-year extension agreement, annual rent has been increased by $1,843,000 with a lump sum rental payment of approximately $2,910,000 due at the end of term; for financial reporting purposes, the lump sum payment is being recognized as rental revenue on a straight-line basis over the extension term. As of September 30, 1996, $768,000 of the increase in rental revenue recognized on the Hughes lease was due to the increase in scheduled monthly rent since the commencement of the extension term, $64,000 from a rent increase that went into effect in the fourth quarter of 1995 and $607,000 due to the straight-line accounting of the lump sum rental payment. The increase from the Hughes lease offset the effect for the comparable nine-month periods of rentals earned in 1995 from Genesco, Inc. ("Genesco") which lease was terminated when the Genesco property was sold in June 1995. The Partnership realized equity income of $123,000 from the new investment in American General Hospitality Operating Partnership L.P. (the "Operating Partnership"). The Partnership acquired this investment on July 30, 1996 when it exchanged an interest in its hotel property in Kenner, Louisiana (and related assets and liabilities including the transfer of a mortgage loan obligation on the property) for limited partnership units in the Operating Partnership. The decrease in interest expense was due to the transfer of the debt obligation on the hotel property to the Operating Partnership, the continuing principal amortization on other mortgage debt and, for the nine-month period, the satisfaction of the mortgage debt on the Genesco property at the time such property was sold.

    As a result of the transaction with the Operating Partnership, the Partnership expects to realize cash flow approximately $700,000 per year from distributions. Although the Partnership's income will decrease as income from the hotel operation exceeded projected income from the Operating Partnership investment, Management believes that the Partnership would have had to continue to invest significant resources to periodically fund the capital improvements needed to remain competitive in operating the hotel. For instance, the Partnership realized cash flow after debt service from the hotel in 1995 of $1,024,000; however, the Partnership funded improvements in excess of $750,000 in 1994. Management hopes that the exchange will eliminate the uncertainty and fluctuation in cash flow relating to operating a single hotel as the Operating Partnership owns a diversified portfolio of hotel properties. The Partnership has an option after July 30, 1997 to exchange its limited partnership units for shares of American General Hospitality, Inc. ("AGH"), a publicly traded real estate investment trust, which holds the majority interest in the Operating Partnership.


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


                                  CORPORATE PROPERTY ASSOCIATES 4,
                                  a California limited partnership



                                  By:  CAREY CORPORATE PROPERTY, INC.




         04/10/97                 By:      /s/ Claude Fernandez
       ------------                       ----------------------------
           Date                           Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)





         04/10/97                 By:      /s/ Michael D. Roberts
       ------------                       ----------------------------
           Date                           Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)