Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-05-13
CIK 706005

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    MARCH 31, 1997
                                   -------------------------------------
                                                         or

[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from                       to
                               ---------------------   ---------------------

Commission file number                0-11982
                      ------------------------------------------------------

         CORPORATE PROPERTY ASSOCIATES 4, A CALIFORNIA  LIMITED PARTNERSHIP
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


    CALIFORNIA                                        13-3126150
----------------------------------------------------------------------------
(State or other jurisdiction of )                   (I.R.S. Employer
or organization                                    Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) CALIFORNIA 13-3126150 CALIFORNIA 13-3126150 and (2) has been subject to such filing requirements for the past 90 days.


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


                                                      Yes             No

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                                     INDEX



                                                         Page No.
                                                         --------

PART I
------

Item 1. - Financial Information*

        Balance Sheets, December 31, 1996 and
        March 31, 1997..........................           2
        Statements of Income for the three
        months ended March 31, 1996 and 1997....           3

        Statements of Cash Flows for the three
        months ended March 31, 1996 and 1997....           4

        Notes to Financial Statements                     5-6

Item 2. - Management's Discussion of Operations            7



PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                 8

Signatures                                                 9



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                          December 31,     March 31
                                              1996           1997
                                          -------------  ------------
                                             (Note)      (Unaudited)
     ASSETS:
Land and buildings, net of
  accumulated depreciation of
  $13,487,845 at December 31, 1996 and
  $13,698,777 at March 31, 1997            $13,577,116   $13,366,184
Net investment in direct
  financing leases                          18,193,555     6,184,984
Real estate held for sale                                 12,000,000
Cash and cash equivalents                    4,668,645     2,654,271
Other assets                                 1,628,031     2,126,702
Equity investment                            3,999,632     3,965,239
                                           -----------   -----------

      Total assets                         $42,066,979   $40,297,380
                                           ===========   ===========

     LIABILITIES:
Mortgage notes payable                     $10,699,799   $ 8,074,656
Accrued interest payable                        82,827        63,720
Accounts payable and accrued expenses          288,509       271,164
Accounts payable to affiliates                 146,447       130,703
Prepaid rental income                           46,800
                                           -----------   -----------

      Total liabilities                     11,264,382     8,540,243
                                           -----------   -----------

     PARTNERS' CAPITAL:

General Partners                               210,626       267,899

Limited Partners (85,528 Limited
Partnership Units issued and
outstanding at December 31, 1996
and March 31, 1997)                         30,591,971    31,489,238
                                           -----------   -----------

      Total partners' capital               30,802,597    31,757,137
                                           -----------   -----------

      Total liabilities and
        partners' capital                  $42,066,979   $40,297,380
                                           ===========   ===========


The accompanying notes are an integral part of the financial statements.


Note:The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                        STATEMENTS OF INCOME (UNAUDITED)



                                                       Three Months Ended
                                                 March 31, 1996  March 31, 1997
                                                 --------------  --------------

Revenues:
 Rental income from operating leases                 $  835,341      $1,636,624
 Interest income from direct financing leases           828,134         826,794
 Other interest income                                   95,356          51,852
 Other income                                                           186,395
                                                     ----------      ----------

                                                      1,758,831       2,701,665
                                                     ----------      ----------

Expenses:
 Interest on mortgages                                  435,472         289,839
 Depreciation                                           276,615         210,932
 General and administrative                              90,888         154,626
 Property expenses                                       67,060         113,851
 Amortization                                            25,767           7,759
                                                     ----------      ----------
                                                        895,802         777,007
                                                     ----------      ----------

   Income before income from
    equity investments                                  863,029       1,924,658
Income from equity investment                                           147,205
Earnings from hotel operation                           432,793
                                                     ----------       ---------

   Net income                                        $1,295,822      $2,071,863
                                                     ==========      ==========

Net income allocated to
 General Partners                                    $   77,749      $  124,312
                                                     ==========      ==========


Net income allocated to
 Limited Partners                                    $1,218,073      $1,947,551
                                                     ==========      ==========



Net income per Unit
 (85,568 and 85,528
 Limited Partnership
 Units at March 31, 1996 and 1997)                   $14.24          $22.77
                                                     ======          ======



The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended
                                                                          March 31,
                                                                    -------------------
                                                                  1996              1997
                                                           -------------------  ------------
Cash flows from operating activities:
 Net income                                                       $ 1,295,822   $ 2,071,863
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                      302,382       218,691
   Scheduled rents in excess of (less than) income
    on direct financing leases and straight-line
    adjustments on operating leases                                     2,803      (352,650)
   Net change in operating assets and liabilities                     (28,448)     (244,205)
                                                                  -----------   -----------
    Net cash provided by operating activities                       1,572,559     1,693,699
                                                                  -----------   -----------

Cash flows from investing activities:
 Additional capitalized costs                                          (3,394)
 Distributions from equity investment in excess of equity
  income                                                                            34,393
                                                                  -----------   -----------
    Net cash (used in) provided by investing activities                (3,394)       34,393
                                                                  -----------   -----------

Cash flows from financing activities:
 Distributions to partners                                         (1,109,563)   (1,117,323)
 Payments on mortgage principal                                      (230,616)     (220,143)
 Prepayment of mortgage payable                                    (2,405,000)
                                                                  ------------   -----------
    Net cash used in financing activities                          (1,340,179)   (3,742,466)
                                                                  -----------   -----------

      Net increase (decrease) in cash and cash equivalents            228,986    (2,014,374)
   Cash and cash equivalents, beginning of period                   7,579,071     4,668,645
                                                                  -----------   -----------
      Cash and cash equivalents, end of period                    $ 7,808,057   $ 2,654,271
                                                                  ===========   ===========


Supplemental disclosure of cash flows information:

       Interest paid                                              $   438,686   $   308,946
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

                       CORPORATE PROPERTY ASSOCIATES 4,
                       a California limited partnership


                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.


Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

   Quarter Ended   General Partners  Limited Partners  Per Limited Partner Unit
 ----------------  ----------------  ----------------  ------------------------

December 31, 1996      $67,039          $1,050,284              $12.28
                       =======          ==========              ======



A distribution of $12.29 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred management fees of $22,024 and $66,637 respectively, and general and administrative expense reimbursements of $22,941 and $64,833 respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1996 and 1997 were $18,412 and $22,027 respectively.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                     1996      %       1997      %
                                  ----------  ----  ----------  ----
Hughes Markets, Inc.              $  378,797   23%  $1,203,649   49%
Simplicity Manufacturing, Inc.       499,178   30      499,178   20
Brodart Co.                          328,956   20      327,616   13
Continental Casualty Company         189,962   11      189,962    8
Family Dollar Stores, Inc.           136,800    8      140,400    6
Petrocon Engineering, Inc.            93,604    6       66,435    3
Winn-Dixie Stores, Inc                36,178    2       36,178    1
                                  ----------  ---   ----------  ---
                                  $1,663,475  100%  $2,463,418  100%
                                  ==========  ====  ==========  ====


Note 5. Equity Investment:
        -----------------

The Partnership owns 427,008 limited partnership units in American General Hospitality Operating Partnership, L.P., the operating partnership of American General Hospitality Corporation ("AGH"), a publicly-traded real estate investment trust. The Partnership's investment in the operating partnership is accounted for under the equity method.

AGH's audited financial statements reported total assets of $243,115,000 and shareholders' equity of $127,461,000 as of December 31, 1996, and total revenues of $13,496,000 and net income of $5,129,000 for the period from July 31, 1996 through December 31, 1996.


Note 6  Real Estate Held For Sale:
        -------------------------

On March 25, 1997, Simplicity Manufacturing, Inc. ("Simplicity") notified the Partnership that it was exercising its option to purchase the property it leases from the Partnership in Port Washington, Wisconsin on April 1, 1998.

The option price will be the greater of $9,684,000 or fair market value, capped at $12,000,000. An appraisal process to determine fair market value has commenced.

After paying the limited recourse mortgage loan, the Partnership will realize cash proceeds of up to $7,678,000 and no less than $5,362,000, before any selling costs. Annual cash flow from the property (rent less mortgage debt service on the property) is $934,000.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations:
---------------------

   Net income for the three-month period ended March 31, 1997 increased by $776,000 as compared with net income for three-month period ended March 31, 1996. The increase in net income was due to an increase in lease revenues, a decrease in interest expense and nonrecurring other income of $186,000. The increase in lease revenues was due to the modification of the Hughes Markets, Inc. lease in May 1996. Under the agreement with Hughes, an extension term of two years was entered into with annual rent substantially increased. Hughes also agreed to pay a lump-sum rental payment at the end of the extension term. The lump sum payment of approximately $2,910,000, is being recognized on a pro rata, straight-line basis over the extension term which ends on April 30, 1998 when the payment is due. Of the $825,000 increase in Hughes lease revenues, $464,000 was due to the increase in monthly rents and $361,000 was due to the straight-line recognition of the final rental payment. Interest expense decreased due to the satisfaction of the mortgage loan on the New Orleans Hotel property in July 1996 in connection with exchanging an interest in the hotel for limited partnership units in the operating partnership of a real estate investment trust, American General Hospitality Corporation, and the prepayment in March 1997 of a mortgage loan which had been collateralized by three of the Partnership's properties. Other income consisted of a distribution on the Partnership's bankruptcy claim against the former lessee of the New Orleans hotel. A distribution was also received in 1996. General and administrative expenses increased due, in part, to certain nonrecurring administrative reimbursements. The increase in property expenses was due to higher property management fees related to the Hughes property. Although the equity income from the investment in the operating partnership was lower than earnings from the hotel operation, the decrease in cash flow resulting from the exchange was approximately $182,000. As more fully described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, the General Partners believe that overall cash flow will significantly benefit as the Partnership periodically was required to use substantial resources to maintain and upgrade the hotel property to remain competitive. As of May 6, 1997, the quoted market value of the common stock of American General Hospitality was $25 1/2 per share. As the limited partnership units will ultimately be convertible to shares of American General Hospitality on a one-for-one basis, the underlying value of the Company's investment is approximately $10,885,000 as of that date.

   Simplicity Manufacturing, Inc. has notified the Partnership of the exercise of its option to purchase its leased property on April 1, 1998. Annual cash flow from the Simplicity property is $934,000. After paying off the mortgage loan collateralized by the Simplicity property, the Partnership will realize cash proceeds of between $5,362,000 and $7,678,000, before selling costs, based on the anticipated minimum and maximum option prices.



Financial Condition:
-------------------

   There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operating activities of $1,694,000 was sufficient to fund distributions to partners of $1,117,000 and scheduled mortgage principal payments of $220,000.

   In March 1997, the Partnership paid off an existing mortgage loan of $2,405,000. The loan had required monthly principal payments of $15,000 at a variable rate of interest indexed to the London Inter-Bank Offered Rate. Accordingly, solely as a result of paying off the loan, annual debt service is projected to decrease by approximately $360,000. In addition, if the Simplicity sale is executed in April 1998, as scheduled, the loan on the Simplicity property will be paid off and only the properties leased to Brodart Co. will be encumbered by mortgage debt.

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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



                                    PART II
                                    -------



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)   Exhibits:

           None

     (b)   Reports on Form 8-K:

           During the quarter ended March 31, 1997, the Partnership was not required to file any reports on Form 8-K.

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


                            CORPORATE PROPERTY ASSOCIATES 4,
                            a California limited partnership



                            By: CAREY CORPORATE PROPERTY, INC.



      5/9/97                By:      /s/ Claude Fernandez
     ---------                      ------------------------------
       Date                         Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)



      5/9/97                By:      /s/ Michael D. Roberts
     ---------                      -------------------------------
       Date                         Michael D. Roberts
                                    First Vice President and Controller
                                    (Principal Accounting Officer)