Form 10-K405/A
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-06-23
CIK 706005

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

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                             0-11982
                       ---------------------------------------------------------

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
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered

              NONE                                         NONE
-------------------------------           --------------------------------------

-------------------------------           --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART IV




Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


    (a) 1. Financial Statements:

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




    (a) 2. Financial Statements of Material Properties:

           Property in Port Washington, Wisconsin leased to Simplicity Manufacturing, Inc.

    Report of Independent Accountants.

    Statements of Net Assets as of December 31, 1995 and 1996.

    Statements of Operations and Changes in Net Assets, for the years ended December 31, 1994, 1995 and 1996.

    Statements of Cash Flows, for the years ended December 31, 1994, 1995 and 1996.

    Notes to Financial Statements.



    The financial statements of material properties are contained herewith in
    Item 14 on pages 14 to 19.

    (a) 3. Financial Statement Schedule:

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

                        REPORT of INDEPENDENT ACCOUNTANTS





To the Partners of
  Corporate Property Associates 4,
  a California limited partnership


                  We have audited the accompanying statement of net assets of Property in Port Washington, Wisconsin leased to Simplicity Manufacturing, Inc., as of December 31, 1995 and 1996, and the related statements of operations and changes in net assets and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets of Property in Port Washington, Wisconsin leased to Simplicity Manufacturing, Inc., as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.











                                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
June 12, 1997

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                     STATEMENTS OF NET ASSETS of PROPERTY in
                      PORT WASHINGTON, WISCONSIN LEASED to
                         SIMPLICITY MANUFACTURING, INC.
                            (as described in Note 1)

                           December 31, 1995 and 1996


                                                       1995              1996
                                                   -----------       -----------

         ASSETS:

Net investment in direct financing leases          $12,000,000       $12,000,000
Deferred financing costs, net of accumulated
   amortization of $171,798 in 1995
   and $194,704 in 1996                                 57,262            34,356
Accrued rents receivable                               166,392           166,392
                                                   -----------       -----------

             Total assets                          $12,223,654       $12,200,748
                                                   ===========       ===========



         LIABILITIES:

Mortgage notes payable                             $ 5,535,028       $ 5,031,101
Accrued interest payable                                48,524            44,106
                                                   -----------       -----------

             Total liabilities                       5,583,552         5,075,207
                                                   -----------       -----------



         NET ASSETS:

Net assets                                           6,640,102         7,125,541
                                                   -----------       -----------

             Total liabilities and
                net assets                         $12,223,654       $12,200,748
                                                   ===========       ===========












The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

               STATEMENTS of OPERATIONS and CHANGES IN NET ASSETS
                    of PROPERTY in PORT WASHINGTON, WISCONSIN
                    LEASED to SIMPLICITY MANUFACTURING, INC.

              For the years ended December 31, 1994, 1995 and 1996




                                                 1994             1995             1996
                                             -----------      -----------      -----------
Revenues from leased property                $ 1,996,710      $ 1,996,710      $ 1,996,710
                                             -----------      -----------      -----------


Property management fee                           19,967           19,967           19,967
Other expenses                                                                      12,808
Amortization of deferred financing costs          22,906           22,906           22,906
Interest on mortgage                             650,104          604,580          554,029
                                             -----------      -----------      -----------

                                                 692,977          647,453          609,710
                                             -----------      -----------      -----------

    Excess of revenues over expenses           1,303,733        1,349,257        1,387,000
                                             -----------      -----------      -----------

Transfers to partnership                        (914,369)        (914,370)        (901,561)

Net assets, beginning of year                  5,815,851        6,205,215        6,640,102
                                             -----------      -----------      -----------

   Net assets, end of year                   $ 6,205,215      $ 6,640,102      $ 7,125,541
                                             ===========      ===========      ===========















The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                           STATEMENTS of CASH FLOWS of
                     PROPERTY in PORT WASHINGTON, WISCONSIN
                    LEASED to SIMPLICITY MANUFACTURING, INC.

              For the years ended December 31, 1994, 1995 and 1996


                                                              1994             1995             1996
                                                          -----------      -----------      -----------
Cash flows from operating activities:
    Excess of revenues over expenses                      $ 1,303,733      $ 1,349,257      $ 1,387,000
    Adjustments to reconcile excess of revenues
       over expenses to net cash provided by
       operating activities:
       Amortization                                            22,906           22,906           22,906
       Decrease in accrued interest payable                    (3,584)          (3,978)          (4,418)
                                                          -----------      -----------      -----------
            Net cash provided by operating activities     $ 1,323,055      $ 1,368,185      $ 1,405,488
                                                          ===========      ===========      ===========


Cash flows from financing activities:
    Payments of mortgage principal                        $  (408,686)     $  (453,815)     $  (503,927)
    Transfers to Partnership                                 (914,369)        (914,370)        (901,561)
                                                          -----------      -----------      -----------
            Net cash used in financing activities         $(1,323,055)     $(1,368,185)     $(1,405,488)
                                                          ===========      ===========      ===========





















The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                  NOTES to FINANCIAL STATEMENTS of PROPERTY in
                      PORT WASHINGTON, WISCONSIN LEASED to
                         SIMPLICITY MANUFACTURING, INC.




1. Basis of Presentation:

     Corporate Property Associates 4 (the "Partnership") is engaged in the net leasing of industrial and commercial real estate. During 1983, the Partnership entered into a direct financing lease with Simplicity Manufacturing, Inc. ("Simplicity") and the accompanying financial statements reflect the component investment of the Partnership in the net assets and the related revenues and expenses directly associated with such component lease investment.

     Under the net lease agreement, Simplicity is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. A property management fee of 1% of revenues has been included in the financial statements as the property management fee, payable to an affiliate, is required under the Partnership's Amended Agreement of Partnership.

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

     The recoverability of real estate assets, including residual interests, is assessed based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.


2. Net Investment in Direct Financing Lease:

     The lease has been accounted for under the direct financing method. A lease accounted for under the direct financing method is recorded at its net investment. Unearned income is deferred and amortized to income over the lease term so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

     The net investment in the direct financing lease is summarized as follows:

                                                           December 31,
                                                           ------------
                                                    1995                 1996
                                                 -----------         -----------
Minimum lease payments
   receivable                                    $12,288,750         $10,593,750
Unguaranteed residual value                       12,000,000          12,000,000
                                                 -----------         -----------
                                                  24,288,750          22,593,750
Less: Unearned income                             12,288,750          10,593,750
                                                 -----------         -----------
                                                 $12,000,000         $12,000,000
                                                 ===========         ===========


     Scheduled future minimum rents, exclusive of renewals, under the noncancellable lease amount to $1,695,000 in each of the years 1997 through 2001 and aggregate $10,593,750 through March 2003 (See Note 5). Contingent rents were $301,710 in each of the years 1994, 1995 and 1996.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                  NOTES to FINANCIAL STATEMENTS of PROPERTY in
                      PORT WASHINGTON, WISCONSIN LEASED to
                    SIMPLICITY MANUFACTURING, INC., Continued






3. Mortgage Notes Payable:

     The mortgage loan on the Simplicity property is a limited recourse obligation and is collateralized by real property with a carrying value of $12,000,000 and by an assignment of the lease. The mortgage note payable bears interest at an annual rate of 10.52% and is scheduled to mature on July 1, 1998.

     Scheduled principal payments are as follows:

     Year Ending December 31,
     ------------------------

     1997                       $  559,572
     1998                        4,471,529
                                ----------
       Total                    $5,031,101
                                ==========


     Interest paid was $653,688, $608,558 and $558,447 in 1994, 1995 and 1996,
respectively. Management estimates that the fair value of the mortgage approximates the carrying amount at December 31, 1996.



4. Subsequent Event:

     On March 25, 1997, Simplicity notified the Partnership that it was exercising its option to purchase the property on April 1, 1998. The option price is the greater of $9,684,000 or fair market value, capped at $12,000,000.

(a) 4. Exhibits:

     The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                               Method of
  No.             Description                                                          Filing
-------           -----------                                                 ----------------------

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


Exhibit                                                                     Method of
  No.             Description                                                 Filing
-------           -----------                                          ------------------

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
               Realty, Inc., as purchaser.

Exhibit                                                                        Method of
  No.             Description                                                    Filing
  ---             -----------                                             -------------------

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

Exhibit                                                                     Method of
  No.             Description                                                 Filing
-------           -----------                                          --------------------

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



                                    CORPORATE PROPERTY ASSOCIATES 4
                                    (a California limited partnership)



                                    BY:     CAREY CORPORATE PROPERTY, INC.



  06/23/97                          BY:      /s/ Claude Fernandez
 ----------                                  ---------------------------
    Date                                    Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Financial Officer)