Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-08-11
CIK 706005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1997

                                       or

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


                                                               / / Yes    / / No

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership




                                      INDEX



                                                                        Page No.
                                                                        --------
PART I

Item 1. - Financial Information*

            Balance Sheets, December 31, 1996 and
            June 30, 1997                                                    2

            Statements of Operations for the three and six
            months ended June 30, 1996 and 1997                              3

            Statements of Cash Flows for the six
            months ended June 30, 1996 and 1997                              4

            Notes to Financial Statements                                  5-7


Item 2. - Management's Discussion of Operations                            8-9



PART II

Item 6. - Exhibits and Reports on Form 8-K                                  10

Signatures                                                                  11




*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                  December 31,         June 30,
                                                      1996               1997
                                                   -----------       -----------
                                                     (Note)          (Unaudited)
         ASSETS:

Land and buildings, net of
    accumulated depreciation of
    $13,487,845 at December 31, 1996 and
    $13,909,709 at June 30, 1997                   $13,577,116       $13,155,252
Net investment in direct
    financing leases                                18,193,555         6,176,041
Real estate held for sale                                              9,684,000
Cash and cash equivalents                            4,668,645         3,388,952
Other assets                                         1,628,031         2,347,867
Equity investment                                    3,999,632         3,982,897
                                                   -----------       -----------

           Total assets                            $42,066,979       $38,735,009
                                                   ===========       ===========


         LIABILITIES:

Mortgage notes payable                             $10,699,799       $ 7,896,487
Accrued interest payable                                82,827            61,585
Accounts payable and accrued expenses                  288,509           252,781
Accounts payable to affiliates                         146,447           110,962
Prepaid rental income                                   46,800            46,800
                                                   -----------       -----------

           Total liabilities                        11,264,382         8,368,615
                                                   -----------       -----------

         PARTNERS' CAPITAL:

General Partners                                       210,626           184,454

Limited Partners (85,528 Limited
Partnership Units issued and
outstanding at December 31, 1996
and June 30, 1997)                                  30,591,971        30,181,940
                                                   -----------       -----------

           Total partners' capital                  30,802,597        30,366,394
                                                   -----------       -----------

           Total liabilities and
               partners' capital                   $42,066,979       $38,735,009
                                                   ===========       ===========



The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                           Three Months Ended                  Six Months Ended
                                    June 30, 1996     June 30, 1997     June 30, 1996    June 30, 1997
                                    -------------     -------------     -------------    -------------
Revenues:
  Rental income from
    operating leases                  $1,387,643       $ 1,636,623        $2,222,984       $3,273,247
  Interest from direct
    financing leases                     827,821           826,426         1,655,955        1,653,220
  Other interest income                   95,010            28,104           190,366           79,956
  Other income                                                                                186,395
                                      ----------       -----------        ----------       ----------
                                       2,310,474         2,491,153         4,069,305        5,192,818
                                      ----------       -----------        ----------       ----------

Expenses:
  Interest on mortgages                  428,939           196,201           864,411          486,040
  Depreciation                           216,199           210,932           492,814          421,864
  General and administrative             160,088           107,947           250,976          262,573
  Property expense                       134,275           116,488           201,335          230,339
  Amortization                            25,767             7,759            51,534           15,518
  Writedown to net realizable
    value                                                2,316,000                          2,316,000
                                      ----------       -----------        ----------       ----------
                                         965,268         2,955,327         1,861,070        3,732,334
                                      ----------       -----------        ----------       ----------

    Income (loss) before income
    from equity investments            1,345,206          (464,174)        2,208,235        1,460,484

Income from equity
  investment                                               191,664                            338,869
Earnings from hotel
  operation                              374,352                             807,145
                                      ----------       -----------        ----------       ----------


      Net income (loss)               $1,719,558       $  (272,510)       $3,015,380       $1,799,353
                                      ==========       ===========        ==========       ==========


Net income (loss) allocated
  to General Partners                 $  103,173       $   (16,351)       $  180,923       $  107,961
                                      ==========       ===========        ==========       ==========


Net income (loss) allocated
  to Limited Partners                 $1,616,385       $  (256,159)       $2,834,457       $1,691,392
                                      ==========       ===========        ==========       ==========


Net income (loss) per Unit
  (85,568 and 85,528 Limited
  Partnership Units in
  1996 and 1997)                      $    18.89       $     (2.98)       $    33.13       $    19.78
                                      ==========       ===========        ==========       ==========



The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                        ------------------------------
                                                                           1996               1997
                                                                        -----------        -----------
Cash flows from operating activities:
  Net income                                                            $ 3,015,380        $ 1,799,353
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                         544,348            437,382
      Other noncash items                                                  (236,864)          (704,927)
      Writedown to net realizable value                                                      2,316,000
      Net change in operating assets and liabilities                       (217,321)          (105,368)
                                                                        -----------        -----------

        Net cash provided by operating activities                         3,105,543          3,742,440
                                                                        -----------        -----------

Cash flows from investing activities:
  Additional capitalized costs                                               (7,649)
  Distributions from equity investment in excess of equity income                               16,735
                                                                        -----------        -----------

        Net cash (used in) provided by investing activities                  (7,649)            16,735
                                                                        -----------        -----------

Cash flows from financing activities:
  Distributions to partners                                              (2,220,949)        (2,235,556)
  Payments on mortgage principal                                           (464,357)          (398,312)
  Prepayment of mortgage payable                                                            (2,405,000)
                                                                        -----------        -----------

        Net cash used in financing activities                            (2,685,306)        (5,038,868)
                                                                        -----------        -----------


           Net increase (decrease) in cash and cash equivalents             412,588         (1,279,693)

      Cash and cash equivalents, beginning of period                      7,579,071          4,668,645
                                                                        -----------        -----------

           Cash and cash equivalents, end of period                     $ 7,991,659        $ 3,388,952
                                                                        ===========        ===========




Supplemental disclosure of cash flows information:

              Interest paid                                             $   874,349        $   442,124
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


Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:

  Quarter Ended               General Partners                 Limited Partners            Per Limited Partner Unit
December 31, 1996                  $67,039                        $1,050,284                        $12.28
                                   =======                        ==========                        ======

March 31, 1997                     $67,094                        $1,051,139                        $12.29
                                   =======                        ==========                        ======


A distribution of $12.30 per Limited Partner Unit for the quarter ended June 30, 1997 was declared and paid in July 1997.



Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1996, the Partnership incurred property management fees of $59,049 and $81,073, respectively, and general and administrative expense reimbursements of $56,390 and $79,331, respectively. For the three-month and six-month periods ended June 30, 1997, the Partnership incurred property management fees of $67,954 and $134,591, respectively, and general and administrative expense reimbursements of $35,247 and $100,080, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1996 and 1997 were $35,508 and $33,459, respectively.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1996            %            1997            %
                                     ----------        ---        ----------        ---
Hughes Markets, Inc.                 $1,307,494         34%       $2,407,297         49%
Simplicity Manufacturing, Inc.          998,356         25           998,356         18
Brodart Co.                             657,600         17           654,864         14
Continental Casualty Company            379,924         10           379,924          8
Family Dollar Stores, Inc.              276,000          7           280,800          6
Petrocon Engineering, Inc.              187,209          5           132,870          3
Winn-Dixie Stores, Inc.                  72,356          2            72,356          2
                                     ----------        ---        ----------        ---
                                     $3,878,939        100%       $4,926,467        100%
                                     ==========        ===        ==========        ===



Note 5.  Equity Investment:

The Partnership owns 427,008 limited partnership units in American General Hospitality Operating Partnership, L.P., the operating partnership of American General Hospitality Corporation ("AGH"), a publicly-traded real estate investment trust. The Partnership's investment in the operating partnership is accounted for under the equity method. As of August 1, 1997, the Partnership has the right to convert the limited partnership units on a one-for-one basis to shares of common stock in AGH.

AGH's audited financial statements reported total assets of $369,974,000 and shareholders' equity of $279,960,000 as of March 31, 1997 and, total revenues of $9,903,000 and net income of $4,053,000 for the three-month period ended March 31, 1997.



Note 6.  Writedown to Net Realizable Value:

On March 25, 1997, Simplicity Manufacturing, Inc. ("Simplicity") notified the Partnership that it was exercising its option to purchase the property it leases from the Partnership in Port Washington, Wisconsin on April 1, 1998. The lease provides that the option price will be the greater of $9,684,000 or the fair market value of the property as unencumbered by the lease, capped at $12,000,000. Although the appraisal process has not yet been completed, Management has concluded that it is not likely that the agreed-upon exercise price will be in excess of the minimum exercise price of $9,684,000. Accordingly, the Partnership has recognized a noncash charge of $2,316,000 on the writedown of the property to its estimated net realizable value of $9,684,000.

After paying the limited recourse mortgage loan, the Partnership will realize cash proceeds of no less than $5,362,000, before any selling costs, if the property is sold at the minimum exercise price. Annual cash flow from the property (rent less mortgage debt service on the property) is $934,000.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 7.  Property in Los Angeles, California:

The Partnership and Corporate Property Associates 3 ("CPA(R):3"), an affiliate, own a dairy processing facility in Los Angeles, California as tenants-in-common with 83.24% and 16.76% ownership interests, respectively. In May 1996, the Partnership and CPA(R):3 entered into an agreement with Hughes Markets, Inc. ("Hughes") to extend the term of a lease which was expiring from April 30, 1996 to April 30, 1998. Under the agreement, Hughes' annual rent increased from $1,820,000 to $4,034,000 (of which the Partnership's share is approximately $3,358,000) and Hughes is required to pay a lump sum payment of $3,500,000 (of which the Partnership's share will be $2,913,000) at the end of the two-year extension. Hughes was required to provide the Partnership and CPA(R):3 with a letter of credit in an amount equal to the lump sum payment. Hughes may extend the lease on a month-to-month basis through October 1998.

On June 20, 1997, the Partnership and CPA(R):3 entered into a net lease agreement for the Los Angeles property with Copeland Beverage Group, Inc. ("Copeland"). Copeland's right of possession of the property and the date which it will be required to commence paying rent shall be the date on or after April 30, 1998 that Hughes vacates the property.

The Copeland lease provides for an initial term of nine years and two five-year renewals at the option of the lessee. The lease provides for annual rent of $1,800,000 (of which the Partnership's share will be $1,498,320) with rent increases every three years based on a formula indexed to increases in the Consumer Price Index. Prior to taking occupancy of the property, Copeland will be required to provide the Partnership and CPA(R):3 with an irrevocable letter of credit of $1,800,000 as a security deposit.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



Results of Operations:

      As a result of a noncash charge of $2,316,000 on the writedown of a property subject to a purchase option and held for sale to the anticipated purchase price, earnings for the three-month and six-month periods ended June 30, 1997 decreased by $1,992,000 and $1,216,000 as compared with earnings for the three-month and six-month periods ended June 30, 1996, respectively. Excluding the writedown, income, as adjusted, for the three-month and six-month periods would have increased by $324,000 and $1,100,000, respectively. The increases in income, as adjusted, were due to an increase in lease revenues and a decrease in interest expense. The six-month period also benefited from nonrecurring other income of $186,000 which was received in connection with a bankruptcy claim against a former lessee. Income from the Partnership's equity investment in the operating partnership of a real estate investment trust, which was acquired in exchange for a hotel property, was less than the 1996 earnings from the hotel operations.

      The increase in lease revenues was due to the May 1996 extension agreement with Hughes Markets, Inc. for the Partnership's dairy processing facility in Los Angeles, California, which extended the Hughes lease term from April 1996 to April 1998. Under the agreement, the Partnership's share of Hughes' monthly rent increased by approximately $153,500 and Hughes is required to pay a lump sum rental payment of $2,913,000 to the Partnership in April 1998. As a result of the increased monthly rent and recognition of the lump sum rental payment on straight-line basis over the extension term, revenues from Hughes increased by approximately $929,000 and $1,100,000 as compared with the three-month and six-month periods ended June 30, 1996. Of such increases, for the current three-month and six-month periods approximately $243,000 and $728,000, respectively, were due to the pro rata recognition of the scheduled lump sum payment from Hughes. Interest expense decreased due to the satisfaction of the mortgage loan on the Holiday Inn New Orleans Airport in connection with the exchange of the interest in the hotel for limited partnership units in the operating partnership of a publicly-traded real estate investment trust, American General Hospitality Corporation, in July 1996, and the prepayment of a mortgage loan which had been collateralized by three Partnership properties in March 1997.

      For the comparable six-month periods, income from the investment in American General Hospitality was $258,000 less than the earnings from the hotel operations after the effects of depreciation and interest expenses on the hotel property and related mortgage loan are considered. Such comparison does not include the substantial resources that were used by the Partnership to maintain and upgrade the hotel's physical plant in order for the hotel operation to remain competitive. If direct ownership of the hotel had been retained, periodic capital expenditures would have continued to be required. As of August 6, 1997 the quoted market value of American General Hospitality common stock was $27 1/8 per share. Since the limited partnership units are convertible to shares of common stock on a one-for-one basis, the underlying fair value of the Company's investment is approximately $11,583,000.

      Simplicity Manufacturing, Inc. has exercised its option to purchase the property it leases from the Partnership on or before April 1, 1998. After paying off the limited recourse mortgage loan encumbered by the property, the Partnership anticipates that it will receive cash of $5,362,000, less any costs of sale. Annual cash flow from the Simplicity Manufacturing property (rent less mortgage debt service) is $934,000. As a result of the new lease with Copeland Beverage Group, which will take effect when Hughes vacates the dairy processing facility in Los Angeles, California, annual cash flow will decrease by $1,860,000. Cash flow from the Copeland lease will approximate the Partnership's cash flow from the property for the period which preceded the Hughes extension agreement. As a result of the agreement with Copeland, the Partnership does not expect to incur costs to maintain the property during any period of vacancy nor use any proceeds from the scheduled lump sum payment to retrofit the property for alternative uses.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued




Financial Condition:

      There has been no change in the Partnership's financial condition since December 31, 1996. Cash provided from operating activities and the equity investment in the operating partnership of American General Hospitality of $3,759,000 was sufficient to fund distributions to partners of $2,236,000 and scheduled mortgage principal installments of $398,000. Although operating cash flow will decrease as a result of the sale of the Simplicity Manufacturing property and the scheduled termination of the Hughes lease, the Partnership expects to have sufficient cash flow and cash reserves to sustain the current distribution rate.

      In March 1997, the Partnership paid off an existing mortgage loan of $2,405,000 collateralized by three Partnership properties, and, solely as a result of paying off the loan, annual cash flow will increase by approximately $360,000. The Partnership's two remaining mortgage loans have a combined balance of $7,896,000. The loan collateralized by property leased to Simplicity Manufacturing, with a balance of $4,759,000 will be retired upon the sale of the property. The remaining loan is scheduled to mature in January 2004. Accordingly, Management believes that the Partnership has significant borrowing capacity.

      The General Partners are currently investigating ways to provide liquidity to limited partners on a tax-effective basis.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership




                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                    During the quarter ended June 30, 1997, the Partnership was not required to file any reports on Form 8-K.

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


                                   CORPORATE PROPERTY ASSOCIATES 4,
                                   a California limited partnership



                                   By: CAREY CORPORATE PROPERTY, INC.




         08/11/97                  By:  /s/ Steven M. Berzin
        ----------                     -----------------------------------------
           Date                             Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



         08/11/97                  By:  /s/ Claude Fernandez
        ----------                     -----------------------------------------
           Date                             Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)




         08/11/97                  By:  /s/ Michael D. Roberts
        ----------                     -----------------------------------------
           Date                             Michael D. Roberts
                                            First Vice President and Controller