Form 10-K405/A
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-09-04
CIK 706005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

       NONE                                           NONE



           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
                                (Title of Class)


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

                                                              [X] Yes   [ ] No

      Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                [ X ]

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART II





Item 8.  Financial Statements and Supplementary Data.


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






                                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
March 21, 1997

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                                 BALANCE SHEETS

                           December 31, 1995 and 1996


                                                        1995            1996
                                                    ------------    ------------
     ASSETS:

Real estate leased to others:
  Accounted for under the
    operating method:
      Land                                          $  4,294,809    $  4,294,809
      Buildings                                       22,770,152      22,770,152
                                                    ------------    ------------
                                                      27,064,961      27,064,961
      Accumulated depreciation                        12,626,558      13,487,845
                                                    ------------    ------------
                                                      14,438,403      13,577,116
  Net investment in direct financing leases           18,224,428      18,193,555
                                                    ------------    ------------
      Real estate leased to others                    32,662,831      31,770,671
Operating real estate, net of accumulated
  depreciation of $735,950 in 1995                     7,033,830
Cash and cash equivalents                              7,579,071       4,668,645
Accrued interest and rents receivable                    203,651         269,543
Other assets, net of accumulated amortization of
  $435,047 in 1995 and $399,342 in 1996                1,028,692       1,358,488
Equity investment                                                      3,999,632
                                                    ------------    ------------

         Total assets                               $ 48,508,075    $ 42,066,979
                                                    ============    ============

     LIABILITIES:

Mortgage notes payable                              $ 19,486,882    $ 10,699,799
Accrued interest payable                                 136,087          82,827
Accounts payable and accrued expenses                    435,977         288,509
Accounts payable to affiliates                            87,461         146,447
Prepaid rental income                                                     46,800
                                                    ------------    ------------

         Total liabilities                            20,146,407      11,264,382
                                                    ------------    ------------

Commitments and contingencies

     PARTNERS' CAPITAL:

General Partners                                          62,061        (210,626)
Limited Partners (85,568 and 85,528
    Limited Partnership Units issued
    and outstanding in 1995 and 1996)                 28,299,607      30,591,971
                                                    ------------    ------------
         Total partners' capital                      28,361,668      30,802,597
                                                    ------------    ------------

         Total liabilities and
         partners' capital                          $ 48,508,075    $ 42,066,979
                                                    ============    ============

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                              STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996


                                                     1994          1995          1996
                                                  ----------    ----------    ----------
Revenues:
  Rental income                                   $2,921,429    $3,260,022    $5,546,662
  Interest income from direct financing leases     5,414,500     4,362,928     3,310,601
  Other interest income                              106,798       254,935       370,765
  Other income                                                     183,768        94,345
                                                  ----------    ----------    ----------
                                                   8,442,727     8,061,653     9,322,373
                                                  ----------    ----------    ----------
Expenses:
  Interest on mortgages                            2,396,017     2,098,857     1,515,248
  Depreciation                                     1,141,143     1,149,525       921,702
  General and administrative                         444,307       454,000       447,901
  Property expense                                   983,409       327,528       551,785
  Amortization                                       124,601       113,835        90,529
                                                  ----------    ----------    ----------
                                                   5,089,477     4,143,745     3,527,165
                                                  ----------    ----------    ----------
    Income before income from equity
      investments and gain on sale                 3,353,250     3,917,908     5,795,208

Hotel operating income                             1,090,130     1,430,580       853,262
Income from equity investment                                                    265,056
                                                  ----------    ----------    ----------

    Income before gain on sale                     4,443,380     5,348,488     6,913,526

Gain on sale of real estate                                      3,330,098
                                                  ----------    ----------    ----------

    Net income                                    $4,443,380    $8,678,586    $6,913,526
                                                  ==========    ==========    ==========

Net income allocated to:
  Individual General Partner                      $   44,434    $  205,754    $   69,135
                                                  ==========    ==========    ==========

  Corporate General Partner                       $  222,169    $  672,659    $  345,676
                                                  ==========    ==========    ==========

  Limited Partners                                $4,176,777    $7,800,173    $6,498,715
                                                  ==========    ==========    ==========

Net income per Limited
  Partnership Unit
  (85,568 Units outstanding in 1994 and
   1995 and 85,548 weighted average Limited
   Partnership Units in 1996):                    $    48.81    $    91.16    $    75.97
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996



                                               Partners' Capital Accounts
                                     ---------------------------------------------------------------
                                                                                          Limited
                                                                                          Partners'
                                                         General          Limited        Amount Per
                                         Total          Partners         Partners         Unit (a)
                                     ------------     ------------     ------------     ------------
Balance, December 31, 1993           $ 29,220,489     $   (460,188)    $ 29,680,677     $        347

Distributions                          (4,878,286)        (292,697)      (4,585,589)             (54)

Net income, 1994                        4,443,380          266,603        4,176,777               49
                                     ------------     ------------     ------------     ------------

Balance, December 31, 1994             28,785,583         (486,282)      29,271,865              342

Distributions                          (9,102,501)        (330,070)      (8,772,431)            (102)

Net income, 1995                        8,678,586          878,413        7,800,173               91
                                     ------------     ------------     ------------     ------------

Balance, December 31, 1995             28,361,668           62,061       28,299,607              331

Distributions                          (4,452,597)        (266,246)      (4,186,351)             (49)


Purchase of Limited Partner Units         (20,000)                          (20,000)

Net income, 1996                        6,913,526          414,811        6,498,715               76
                                     ------------     ------------     ------------     ------------

Balance, December 31, 1996           $ 30,802,597    $    (210,626)    $ 30,591,971     $        358
                                     ============     ============     ============     ============

(a)  Based on weighted average Units issued and outstanding during all periods.

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1994, 1995 and 1996

                                                                   1994             1995             1996
                                                               ------------     ------------     ------------
Cash flows from operating activities:
   Net income                                                  $  4,443,380     $  8,678,586     $  6,913,526
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                1,265,744        1,263,360        1,012,231
     Cash receipts on operating and direct financing
       leases greater (less) than straight line adjustments
       and amortization of unearned income                           21,994            9,808         (945,667)
     Equity income in excess of distributions received                                               (147,800)
     Gain on sale of real estate                                                  (3,330,098)
     Net change in operating assets and liabilities                  40,985         (522,176)         335,351
                                                               ------------     ------------     ------------
        Net cash provided by operating activities                 5,772,103        6,099,480        7,167,641
                                                               ------------     ------------     ------------


Cash flows from investing activities:
   Proceeds from sale of real estate                                              15,200,000
   Purchase of equity investment and related costs                                                   (198,969)
   Additional capitalized costs                                    (845,935)        (246,658)          (8,182)
                                                               ------------     ------------     ------------
        Net cash (used in) provided by
          investing activities                                     (845,935)      14,953,342         (207,151)
                                                               ------------     ------------     ------------


Cash flows from financing activities:
   Distributions to partners                                     (4,878,286)      (9,102,501)      (4,452,597)
   Payments of mortgage principal                                (1,168,014)      (1,158,193)        (898,319)
   Prepayments of mortgages payable                                               (5,722,508)      (4,500,000)
   Deferred financing costs                                            (366)
   Purchase of Limited Partner Units                                                                  (20,000)
                                                               ------------     ------------     ------------
        Net cash used in financing activities                    (6,046,666)     (15,983,202)      (9,870,916)
                                                               ------------     ------------     ------------

        Net (decrease) increase in cash and
          cash equivalents                                       (1,120,498)       5,069,620       (2,910,426)

Cash and cash equivalents, beginning of year                      3,629,949        2,509,451        7,579,071
                                                               ------------     ------------     ------------

        Cash and cash equivalents, end of year                 $  2,509,451     $  7,579,071     $  4,668,645
                                                               ============     ============     ============

Supplemental disclosure of noncash investing and financing activities:

In July 1996, the Partnership exchanged its interest in a hotel property and related assets and liabilities for 427,008 units in the operating partnership of a publicly-traded real estate investment trust. The assets and liabilities transferred are as follows:

     Real estate, net of accumulated depreciation                       $  6,981,597
     Mortgage note payable                                                (3,388,764)
     Other assets and liabilities transferred, net                            60,030
                                                                        ------------
       Equity investment                                                $  3,652,863
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


                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


        The Agreement provides that the General Partners are allocated 6% (1% to the Individual General Partner, William P. Carey, and 5% to the Corporate General Partner, Carey Corporate Property, Inc.) and the Limited Partners are allocated 94% of the profits and losses, except as described below, as well as distributions of Distributable Cash From Operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $857,754 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made, formal plans of liquidation are adopted or limited partnership units are converted to other securities which provide the security holder with greater liquidity than a limited partnership unit. Management believes that as of the report date, ultimate payment of the preferred return is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

        Under the Agreement, a division of W. P. Carey & Co., Inc. ("W.P.
           Carey") is also entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary for the operation of the Partnership. Property management fees and general and administrative expense reimbursements are summarized as follows:

                                                1994        1995        1996
                                                ----        ----        ----
               Property management fee        $ 98,187    $ 91,564    $210,254
               General and administrative
                 expense reimbursements        160,125      95,644     148,728
                                              --------    --------    --------
                                              $258,312    $187,208    $358,982
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


5.   Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                       December 31,
                                                       ------------
                                                  1995              1996
                                                  ----              ----
               Minimum lease payments
                 receivable                   $28,653,756       $26,038,257
               Unguaranteed residual value     13,382,979        13,382,979
                                              -----------       -----------
                                               42,036,735        39,421,236
               Less: Unearned income           23,812,307        21,227,681
                                              -----------       -----------
                                              $18,224,428       $18,193,555
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

          Year Ending December 31,
          ------------------------
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
                                               ===========


        Interest paid was $2,408,669, $2,156,609 and $1,568,508 for 1994, 1995
           and 1996, respectively.

 7.  Distributions to Partners:

        Distributions are declared and paid to partners quarterly and are summarized as follows:

                                                                                                          Limited
       Year Ending                       Distributions Paid to        Distributions Paid to            Partners' Per
       December 31,                        General Partners              Limited Partners               Unit Amount
       ------------                      ---------------------        ---------------------            -------------
        1994                                  $  292,697                    $4,585,589                    $ 53.59
                                              ==========                    ==========                    =======
        1995:
             Quarterly
             distributions                    $  286,854                    $4,494,031                    $ 52.52

             Special
             distribution
               - Note 10                          43,216                     4,278,400                      50.00
                                              ----------                    ----------                    -------
                                              $  330,070                    $8,772,431                    $102.52
                                              ==========                    ==========                    =======

        1996                                  $  266,246                    $4,186,351                    $ 48.93
                                              ==========                    ==========                    =======

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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


 8.  Income for Federal Tax Purposes:

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                           1994             1995             1996
                                                       ------------     ------------     ------------
    Net income per Statements of Income                $  4,443,380     $  8,678,586     $  6,913,526
    Excess tax depreciation                              (1,746,077)      (1,242,601)        (877,624)
    Excess tax gain related to sale of property                            9,318,375
    Cash receipts on operating and direct financing
      leases greater (less) than income recognized                             9,808         (945,667)
    Other                                                  (234,766)        (221,282)         (40,470)
                                                       ------------     ------------     ------------
      Income reported for
         Federal income tax purposes                   $  2,462,537     $ 16,542,886     $  5,049,765
                                                       ============     ============     ============

 9.  Industry Segment Information:

        The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

        In 1994, 1995 and 1996, the Partnership earned its total leasing revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                                                 1994             %            1995             %            1996             %
                                              ----------     ----------     ----------     ----------     ----------     ----------
  Hughes Markets, Inc.                        $1,429,421             17     $1,443,715             19     $3,714,792             42
  Simplicity Manufacturing, Inc.               1,996,710             24%     1,996,710             26      1,996,710             22
  Brodart Co.                                  1,322,770             16      1,318,708             17      1,313,891             15
  Continental Casualty Company                   709,027              9        755,614             10        759,849              9
  Family Dollar Stores, Inc.                     280,800              3        547,200              7        556,800              6
  Petrocon Engineering, Inc.                     357,468              4        368,780              5        370,508              4
  Winn-Dixie Stores, Inc.                        144,713              2        144,713              2        144,713              2
  Genesco, Inc.                                2,095,020             25      1,047,510             14
                                              ----------     ----------     ----------     ----------     ----------     ----------
                                              $8,335,929            100%    $7,622,950            100%    $8,857,263            100%
                                              ==========     ==========     ==========     ==========     ==========     ==========


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


                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


        Summarized operating results of the Partnership's share of the hotel operation through the date of disposal (July 30,1996) are as follows:


                                                1994            1995            1996
                                            -----------     -----------     -----------
   Revenues                                 $ 3,127,894     $ 3,834,671     $ 2,314,569
   Fees paid to hotel management company        (95,660)       (112,713)        (83,062)
   Other operating expenses                  (1,942,104)     (2,291,378)     (1,378,245)
                                            -----------     -----------     -----------

     Hotel operating income                 $ 1,090,130     $ 1,430,580     $   853,262
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



                        CORPORATE PROPERTY ASSOCIATES 4
                        (a California limited partnership)



                        BY:   CAREY CORPORATE PROPERTY, INC.



    09/03/97             BY:    /s/ Steven M. Berzin
--------------                ---------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



    09/03/97             BY:    /s/ Claude Fernandez
--------------                ---------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Administrative Officer
                              (Principal Accounting Officer)