Form 10-Q/A
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-09-04
CIK 706005

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


                                           December 31,     March 31,
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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership




                        STATEMENTS OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                   March 31, 1996   March 31, 1997
                                                   --------------   --------------
Revenues:
  Rental income from operating leases                $  835,341       $1,636,624
  Interest income from direct financing leases          828,134          826,794
  Other interest income                                  95,356           51,852
  Other income                                                           186,395
                                                     ----------       ----------
                                                      1,758,831        2,701,665
                                                     ----------       ----------

Expenses:
  Interest on mortgages                                 435,472          289,839
  Depreciation                                          276,615          210,932
  General and administrative                             90,888          154,626
  Property expenses                                      67,060          113,851
  Amortization                                           25,767            7,759
                                                     ----------       ----------
                                                        895,802          777,007
                                                     ----------       ----------

     Income before income from
     equity investments                                 863,029        1,924,658
Income from equity investment                                            147,205
Earnings from hotel operation                           432,793
                                                     ----------       ----------
     Net income                                      $1,295,822       $2,071,863
                                                     ==========       ==========


Net income allocated to
  General Partners                                   $   77,749       $  124,312
                                                     ==========       ==========


Net income allocated to
  Limited Partners                                   $1,218,073       $1,947,551
                                                     ==========       ==========



Net income per Unit
  (85,568 and 85,528
  Limited Partnership
  Units at March 31, 1996 and 1997)                  $    14.24       $    22.77
                                                     ==========       ==========

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                        ------------------------------
                                                                           1996               1997
                                                                        -----------        -----------
Cash flows from operating activities:
  Net income                                                            $ 1,295,822        $ 2,071,863
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                           302,382            218,691
    Scheduled rents in excess of (less than) income
     on direct financing leases and straight-line
     adjustments on operating leases                                          2,803           (352,650)
    Net change in operating assets and liabilities                          (28,448)          (244,205)
                                                                        -----------        -----------
     Net cash provided by operating activities                            1,572,559          1,693,699
                                                                        -----------        -----------

Cash flows from investing activities:
  Additional capitalized costs                                               (3,394)
  Distributions from equity investment in excess of equity income                               34,393
                                                                        -----------        -----------
     Net cash (used in) provided by investing activities                     (3,394)            34,393
                                                                        -----------        -----------

Cash flows from financing activities:
  Distributions to partners                                              (1,109,563)        (1,117,323)
  Payments on mortgage principal                                           (230,616)          (220,143)
  Prepayment of mortgage payable                                                            (2,405,000)
                                                                        -----------        -----------
     Net cash used in financing activities                               (1,340,179)        (3,742,466)
                                                                        -----------        -----------

       Net increase (decrease) in cash and cash equivalents                 228,986         (2,014,374)
    Cash and cash equivalents, beginning of period                        7,579,071          4,668,645
                                                                        -----------        -----------
       Cash and cash equivalents, end of period                         $ 7,808,057        $ 2,654,271
                                                                        ===========        ===========





Supplemental disclosure of cash flows information:

         Interest paid                                                  $   438,686        $   308,946
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


Note 2. Distributions to Partners:

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

  Quarter Ended      General Partners    Limited Partners    Per Limited Partner Unit
-----------------    ----------------    ----------------    ------------------------
December 31, 1996        $67,039            $1,050,284                $12.28
                         =======            ==========                ======



A distribution of $12.29 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.



Note 3. Transactions with Related Parties:

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred management fees of $22,024 and $66,637 respectively, and general and administrative expense reimbursements of $22,941 and $64,833 respectively, payable to an affiliate. Management believes that ultimate payment of a preferred return to the General Partners of $857,754, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4. Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1996       %             1997       %
                                        ----      ---            ----      ---
Hughes Markets, Inc.                $  378,797     23%       $1,203,649     49%
Simplicity Manufacturing, Inc.         499,178     30           499,178     20
Brodart Co.                            328,956     20           327,616     13
Continental Casualty Company           189,962     11           189,962      8
Family Dollar Stores, Inc.             136,800      8           140,400      6
Petrocon Engineering, Inc.              93,604      6            66,435      3
Winn-Dixie Stores, Inc.                 36,178      2            36,178      1
                                    ----------    ---        ----------    ---
                                    $1,663,475    100%       $2,463,418    100%
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

AGH's audited financial statements reported total assets of $243,115,000 and shareholders' equity of $127,461,000 as of December 31, 1996 and, total revenues of $13,496,000 and net income of $5,129,000 for the period from July 31, 1996 through December 31, 1996.


Note 6. Real Estate Held For Sale:

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


                                  CORPORATE PROPERTY ASSOCIATES 4,
                                  a California limited partnership



                                  By: CAREY CORPORATE PROPERTY, INC.




    09/03/97                      BY:   /s/ Steven M. Berzin
----------------                       ---------------------------------
     Date                              Steven M. Berzin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



    09/03/97                      BY:   /s/ Claude Fernandez
----------------                       ---------------------------------
     Date                              Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)