Form 10-Q/A
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-09-05
CIK 706005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1997
                               -----------------------------------------------
                                                  or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    -------------------------

Commission file number                         0-11982
                         ------------------------------------------------------

       CORPORATE PROPERTY ASSOCIATES 4, A CALIFORNIA LIMITED PARTNERSHIP
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                                                   13-3126150
- ----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (212) 492-1100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended                             Six Months Ended
                                   June 30, 1996          June 30, 1997             June 30, 1996           June 30, 1997
                                   -------------          -------------             -------------           -------------
Revenues:
  Rental income from
    operating leases               $ 1,387,643            $ 1,636,623               $ 2,222,984             $ 3,273,247
  Interest from direct
    financing leases                   827,821                826,426                 1,655,955               1,653,220
  Other interest income                 95,010                 28,104                   190,366                  79,956
  Other income                                                                                                  186,395
                                   -----------            -----------               -----------             -----------
                                     2,310,474              2,491,153                 4,069,305               5,192,818
                                   -----------            -----------               -----------             -----------

Expenses:
  Interest on mortgages                428,939                196,201                   864,411                 486,040
  Depreciation                         216,199                210,932                   492,814                 421,864
  General and administrative           160,088                107,947                   250,976                 262,573
  Property expense                     134,275                116,488                   201,335                 230,339
  Amortization                          25,767                  7,759                    51,534                  15,518
  Writedown to net realizable
    value                                                   2,316,000                                         2,316,000
                                   -----------            -----------               -----------             -----------
                                       965,268              2,955,327                 1,861,070               3,732,334
                                   -----------            -----------               -----------             -----------

    Income (loss) before income
    from equity investments          1,345,206               (464,174)                2,208,235               1,460,484

Income from equity
  investment                                                  191,664                                           338,869
Earnings from hotel
  operation                            374,352                                          807,145
                                   -----------            -----------               -----------             -----------


      Net income (loss)            $ 1,719,558            $  (272,510)              $ 3,015,380             $ 1,799,353
                                   ===========            ===========               ===========             ===========


Net income (loss) allocated
  to General Partners              $   103,173            $   (16,351)              $   180,923             $   107,961
                                   ===========            ===========               ===========             ===========


Net income (loss) allocated
  to Limited Partners              $ 1,616,385            $  (256,159)              $ 2,834,457             $ 1,691,392
                                   ===========            ===========               ===========             ===========


Net income (loss) per Unit
  (85,568 and 85,528 Limited
  Partnership Units in
  1996 and 1997)                   $     18.89            $     (2.98)              $     33.13             $     19.78
                                   ===========            ===========               ===========             ===========



The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership


                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended
                                                                              June 30,
                                                                     ---------------------------
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


Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:

QUARTER ENDED              GENERAL PARTNERS               LIMITED PARTNERS       PER LIMITED PARTNER UNIT
- -------------              ----------------               ----------------       ------------------------
December 31, 1996            $   67,039                     $1,050,284                  $    12.28
                             ==========                     ==========                  ==========

March 31, 1997               $   67,094                     $1,051,139                  $    12.29
                             ==========                     ==========                  ==========


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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership



             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                     1996           %              1997           %
                                  ----------     ------         ----------     ------
Hughes Markets, Inc.              $1,307,494         34%        $2,407,297         49%
Simplicity Manufacturing, Inc.       998,356         25            998,356         18
Brodart Co.                          657,600         17            654,864         14
Continental Casualty Company         379,924         10            379,924          8
Family Dollar Stores, Inc.           276,000          7            280,800          6
Petrocon Engineering, Inc.           187,209          5            132,870          3
Winn-Dixie Stores, Inc.               72,356          2             72,356          2
                                  ----------     ------         ----------     ------
                                  $3,878,939        100%        $4,926,467        100%
                                  ==========     ======         ==========     ======


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

AGH's unaudited financial statements reported total assets of $369,974,000 and shareholders' equity of $279,960,000 as of March 31, 1997 and, total revenues of $9,903,000 and net income of $4,053,000 for the three-month period ended March 31, 1997.


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


                                   CORPORATE PROPERTY ASSOCIATES 4,
                                   a California limited partnership



                                   By:    CAREY CORPORATE PROPERTY, INC.




           09/03/97                By:     /s/ Steven M. Berzin
           --------                        ------------------------------------
             Date                              Steven M. Berzin
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)



           09/03/97                By:     /s/ Claude Fernandez
           --------                        ------------------------------------
             Date                              Claude Fernandez
                                               Executive Vice President and
                                               Chief Administrative Officer
                                               (Principal Accounting Officer)