Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 4
filed 1997-11-10
CIK 706005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                                --------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number          0-11982
                      ---------------------------------

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

                                                              |X| Yes  |_| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                              |_| Yes  |_| No

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                                      INDEX

                                                                 Page No.
                                                                 --------

PART I

Item 1. - Financial Information*

         Balance Sheets, December 31, 1996 and
         September 30, 1997                                          2

         Statements of Income for the three and nine
         months ended September 30, 1996 and 1997                    3

         Statements of Cash Flows for the nine
         months ended September 30, 1996 and 1997                    4

         Notes to Financial Statements                              5-6

Item 2. - Management's Discussion of Operations                     7-8

PART II

Item 6. - Exhibits and Reports on Form 8-K                           9

Signatures                                                          10

*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                             December 31,      September 30,
                                                1996              1997
                                             ------------      -------------
                                               (Note)          (Unaudited)
      ASSETS:
Land and buildings, net of
   accumulated depreciation of
   $13,487,845 at December 31, 1996 and
   $14,120,641 at September 30, 1997         $13,577,116       $12,944,320
Net investment in direct
   financing leases                           18,193,555         6,166,711
Real estate held for sale                                        9,684,000
Cash and cash equivalents                      4,668,645         4,025,400
Other assets                                   1,628,031         2,617,706
Equity investment                              3,999,632         4,005,723
                                             -----------       -----------

        Total assets                         $42,066,979       $39,443,860
                                             ===========       ===========

      LIABILITIES:
Mortgage notes payable                       $10,699,799       $ 7,713,863
Accrued interest payable                          82,827            60,084
Accounts payable and accrued expenses            288,509           269,788
Accounts payable to affiliates                   146,447           121,058
Prepaid rental income                             46,800            58,860
                                             -----------       -----------

        Total liabilities                     11,264,382         8,223,653
                                             -----------       -----------

      PARTNERS' CAPITAL:

General Partners                                 210,626           235,683

Limited Partners (85,528 Limited
Partnership Units issued and
outstanding at December 31, 1996
and September 30, 1997)                       30,591,971        30,984,524
                                             -----------       -----------

        Total partners' capital               30,802,597        31,220,207
                                             -----------       -----------

        Total liabilities and
          partners' capital                  $42,066,979       $39,443,860
                                             ===========       ===========

The accompanying notes are an integral part of the financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                        STATEMENTS OF INCOME (UNAUDITED)

                                            Three Months Ended                      Nine Months Ended
                                   September 30, 1996  September 30, 1997  September 30, 1996  September 30, 1997
                                   ------------------  ------------------  ------------------  ------------------
Revenues:
  Rental income from
   operating leases                    $1,663,793          $1,636,625          $3,886,777          $4,909,872
  Interest from direct
   financing leases                       827,493             826,038           2,483,448           2,479,258
  Other interest income                   102,223              55,605             292,589             135,561
  Other income                             94,345                                  94,345             186,395
                                       ----------          ----------          ----------          ----------
                                        2,687,854           2,518,268           6,757,159           7,711,086
                                       ----------          ----------          ----------          ----------

Expenses:
  Interest on mortgages                   362,151             183,073           1,226,562             669,113
  Depreciation                            216,201             210,932             709,015             632,796
  General and administrative              100,090             137,377             351,066             399,950
  Property expense                        109,467             203,002             310,802             433,341
  Amortization                             20,067               7,760              71,601              23,278
  Writedown to net realizable
   value                                                                                            2,316,000
                                       ----------          ----------          ----------          ----------
                                          807,976             742,144           2,669,046           4,474,478
                                       ----------          ----------          ----------          ----------

   Income before income
    from equity investment              1,879,878           1,776,124           4,088,113           3,236,608

Income from equity
  investment                              122,586             196,832             122,586             535,701
Earnings from hotel
  operation                                60,789                                 867,934
                                       ----------          ----------          ----------          ----------

     Net income                        $2,063,253          $1,972,956          $5,078,633          $3,772,309
                                       ==========          ==========          ==========          ==========

Net income allocated
  to General Partners                  $  123,795          $  118,378          $  304,718          $  226,339
                                       ==========          ==========          ==========          ==========

Net income allocated
  to Limited Partners                  $1,939,458          $1,854,578          $4,773,915          $3,545,970
                                       ==========          ==========          ==========          ==========

Net income per Unit
  (85,568 and 85,528 Limited
  Partnership Units in
  1996 and 1997)                           $22.66              $21.68              $55.79              $41.46
                                           ======              ======              ======              ======

The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                 -----------------
                                                                 1996         1997
                                                                 ----         ----
Cash flows from operating activities:
  Net income                                                 $ 5,078,633   $ 3,772,309
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                780,616       656,074
    Other noncash items                                         (715,257)   (1,056,818)
    Writedown to net realizable value                                        2,316,000
    Equity income in excess of distributions received           (122,586)       (6,091)
    Net change in operating assets and liabilities               341,123        15,916
                                                             -----------   -----------

     Net cash provided by operating activities                 5,362,529     5,697,390
                                                             -----------   -----------

Cash flows from investing activities:
  Additional capitalized costs                                    (8,182)
  Purchase of interest in operating partnership and
    related costs                                               (198,970)
                                                             -----------

     Net cash used in investing activities                      (207,152)
                                                             -----------

Cash flows from financing activities:
  Distributions to partners                                   (3,334,153)   (3,354,699)
  Purchase of limited partnership units                          (20,000)
  Payments on mortgage principal                                (684,043)     (580,936)
  Prepayment of mortgage payable                                            (2,405,000)
                                                             -----------   -----------

     Net cash used in financing activities                    (4,038,196)   (6,340,635)
                                                             -----------   -----------
       Net increase (decrease) in cash and cash equivalents    1,117,181      (643,245)
    Cash and cash equivalents, beginning of period             7,579,071     4,668,645
                                                             -----------   -----------
       Cash and cash equivalents, end of period              $ 8,696,252   $ 4,025,400
                                                             ===========   ===========

Supplemental disclosure of cash flows information:

         Interest paid                                       $ 1,250,339   $   691,856
                                                             ===========   ===========

Supplemental disclosure of noncash investing and financing activities:

In July 1996, the Partnership exchanged its interest in a hotel property and related assets and liabilities for 427,008 units in the operating partnership of a publicly-traded real estate investment trust. The assets and liabilities transferred are as follows:

  Real estate, net of accumulated depreciation               $ 6,981,597
  Mortgage note payable                                       (3,388,764)
  Other assets and liabilities transferred, net                   75,330
                                                             -----------
                                                             $ 3,668,163
                                                             ===========

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

Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1997 are summarized as follows:

Quarter Ended      General Partners   Limited Partners  Per Limited Partner Unit
-------------      ----------------   ----------------  ------------------------

December 31, 1996     $67,039            $1,050,284               $12.28
                      =======            ==========               ======

March 31, 1997        $67,094            $1,051,139               $12.29
                      =======            ==========               ======

June 30, 1997         $67,149            $1,051,994               $12.30
                      =======            ==========               ======

A distribution of $12.31 per Limited Partner Unit for the quarter ended September 30, 1997 was declared and paid in October 1997.

Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred property management fees of $61,869 and $142,942, respectively, and general and administrative expense reimbursements of $18,500 and $97,831, respectively. For the three-month and nine-month periods ended September 30, 1997, the Partnership incurred property management fees of $67,218 and $201,809, respectively, and general and administrative expense reimbursements of $45,871 and $145,951, respectively. Management believes that ultimate payment of a preferred return to the General Partners of $857,754, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined in Statement of Financial Accounting Standards No. 5, and no accrual for such preferred return has been reflected in the accompanying Financial Statements.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1996 and 1997 were $55,205 and $50,569, respectively.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

Note 4.  Industry Segment Information:

The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1996 and 1997, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1996       %             1997       %
                                        ----      ---            ----      ---
Hughes Markets, Inc.                $2,511,143     39%       $3,610,946     49%
Simplicity Manufacturing, Inc.       1,497,533     24         1,497,533     20
Brodart Co.                            985,916     15           981,725     13
Continental Casualty Company           569,886      9           569,886      8
Family Dollar Stores, Inc.             416,400      7           421,200      6
Petrocon Engineering, Inc.             280,813      4           199,306      3
Winn-Dixie Stores, Inc.                108,534      2           108,534      1
                                    ----------    ---        ----------    ---
                                    $6,370,225    100%       $7,389,130    100%
                                    ==========    ===        ==========    ===

Note 5.   Equity Investment:

The Partnership owns 427,008 limited partnership units in American General Hospitality Operating Partnership, L.P., the operating partnership of American General Hospitality Corporation ("AGH"), a publicly-traded real estate investment trust. The Partnership's investment in the operating partnership is accounted for under the equity method. The Partnership has the right to convert the limited partnership units on a one-for-one basis to shares of common stock in AGH at any time. On September 22, 1997, AGH filed a registration statement with the United States Securities and Exchange Commission which would allow shares of AGH converted from units to be freely transferred. As of November 4, 1997, the quoted market value of AGH common stock was 27 15/16 per share.

AGH's unaudited financial statements reported total assets of $547,398,000 and shareholders' equity of $281,728,000 as of June 30, 1997, and total revenues of $23,515,000 and net income of $10,472,000 for the six-month period ended June 30, 1997.

Note 6.  Consent Solicitation:

On October 15, 1997, Carey Diversified LLC ("CDSM") filed a Consent Solicitation Statement/Prospectus ("consent solicitation") with the United States Securities and Exchange Commission. The General Partners are proposing that the Limited Partners of the nine CPA(R) limited partnerships approve a transaction in which each CPA(R) limited partnership would be merged with a subsidiary partnership of CDSM, of which CDSM is the general partner. As described in the consent solicitation, each limited partner would have the option of either exchanging his or her limited partnership units for an interest in CDSM ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). If the holders of a majority of the outstanding limited partnership units of the Partnership consent to the transaction, the merger of the Partnership with the corresponding subsidiary partnership of CDSM may be consummated. If the transaction is consummated, the General Partners will exchange a portion of their general partnership interests in exchange for Listed Shares. The transaction will not occur unless the CPA(R) Partnerships approving the transaction represent at least $200,000,000 in Total Exchange Value, as defined. There is no assurance that the holders of limited partnership units of the Partnership will consent to the transaction or that the transaction will occur.

If the transaction is completed, the Listed Shares will be listed and publicly traded on the New York Stock Exchange. Subsidiary Partnership Units will provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but will not be listed on a securities exchange. Conversion of limited partnership units to Listed Shares or Subsidiary Partnership Units will not result in a taxable event to the limited partners. The risk factors and benefits relating to the proposed transaction are described in the consent solicitation. The General Partners, as well as all the Directors of the Corporate General Partners of the CPA(R) Partnerships, have unanimously approved the proposed transaction.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS

Results of Operations:

    Net income for the three-month and nine-month periods ended September 30, 1997 decreased by $90,000 and $1,306,000, respectively, compared with net income for the similar periods ended September 30, 1996. Excluding nonrecurring other income of $186,000 and $94,000 in 1997 and 1996, respectively, and a noncash charge of $2,316,000 in 1997 on the writedown of a property held for sale to its estimated residual value, income as adjusted, would have increased by $4,000 and $918,000 for the comparable three-month and nine-month periods. The increases in income as adjusted for the comparable nine-month period is attributable to an increase in lease revenues and a decrease in interest expense. These benefits were partially offset by an increase in general and administrative and property expenses. The results for the comparable three-month periods were affected by the decrease in interest expense and increases in general and administrative and property expenses. Lease revenues; however, were unchanged.

    The increase in lease revenues was due to the restructuring agreement negotiated with Hughes Markets, Inc. in May 1996 in connection with agreeing to a two-year extension to the then expiring lease. As previously reported, the Partnership has entered into a lease with Copeland Beverage Group which will go into effect when Hughes vacates the Partnership's dairy processing facility in Los Angeles, California. Cash flow from the Copeland lease will approximate the cash flow from the Hughes lease that was in effect prior to the increase negotiated in connection with the lease extension. Accordingly, annual cash flow will decrease by $1,860,000; however, the lump sum rental payment of $2,913,000 to be received in May 1998 at the end of the Hughes extension will not be needed to retrofit the facility as had been anticipated. The decrease in interest expense was due to the satisfaction of the mortgage loan on the Holiday Inn New Orleans Airport in connection with the exchange of the interest in the hotel for limited partnership units of the operating partnership of American General Hospitality Corporation, a publicly-traded real estate investment trust, in July 1996 and the prepayment of a mortgage loan collateralized by three properties in March 1997. The increase in general and administrative expenses was due to the costs incurred in structuring the proposed transaction described in Note 6 to the Financial Statements. The increase in property expense included a nonrecurring charge of $55,000 paid to settle litigation relating to the New Orleans Airport hotel property.

    For the nine-month periods ended September 30, 1996, income from the hotel property after depreciation and interest expense was $645,000 so that the reduction in earnings resulting from the exchange for the comparable periods ended September 30, 1997 was approximately $232,000. Such comparison of results does not reflect the substantial resources the Partnership used to maintain and upgrade the property during the period it operated the hotel. If direct ownership of the hotel had been retained, periodic capital expenditures would have continued to be required. As of November 4, 1997, the quoted market value of American General Hospitality common stock was $27 15/16 per share. Since the limited partnership units received in exchange for the hotel are convertible to American General Hospitality common stock on a one-for-one basis, the underlying fair value of the Partnership's investment is approximately $11,930,000.

    Simplicity Manufacturing, Inc. has exercised its option to purchase the property it leases from the Partnership on or before April 1, 1998. After paying off the limited recourse mortgage loan encumbered by the property, the Partnership anticipates that it will receive cash of no less than $5,362,000, less any costs of sales, based on the minimum exercise price. Annual cash flow from the property after mortgage debt service is $934,000.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued

Financial Condition:

    There has been no change in the Partnership's financial condition since December 31, 1996. Cash provided from operations of $5,697,000 has been sufficient to fund distributions to partners of $3,355,000 and scheduled mortgage principal installments of $581,000. The Partnership also paid off an existing mortgage loan of $2,405,000 in March 1997. Solely as a result of paying off the loan, annual cash flow will increase by approximately $360,000. Cash flow from operations in 1998 is expected to be sufficient to fund distributions and scheduled principal payment obligations at their current rates.

    As more fully described in Note 6 to the Financial Statements, the General Partners have distributed to Limited Partners a consent solicitation which proposes an exchange of limited partnership units for securities in a publicly-traded limited liability company. The exchange would not result in a taxable event to the limited partners, and the General Partners believe that this proposed transaction will provide limited partners with liquidity on a tax-effective basis. There is no assurance that the proposed transaction will be completed.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                                     PART II

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None

      (b)    Reports on Form 8-K:

             During the quarter ended September 30, 1997, the Partnership was not required to file any reports on Form 8-K.

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


                                  CORPORATE PROPERTY ASSOCIATES 4,
                                  a California limited partnership

                                  By:  CAREY CORPORATE PROPERTY, INC.


        11/06/97                  By:   /s/ Steven M. Berzin
        --------                        ----------------------------------
           Date                           Steven M. Berzin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



        11/06/97                  By:   /s/ Claude Fernandez
        --------                        ----------------------------------
           Date                           Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)