Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 4
filed 1998-03-26
CIK 706005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                    DECEMBER 31, 1997

                                       or

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

                          SUBSIDIARY PARTNERSHIP UNITS
                                (Title of Class)


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

                                                               [X]  Yes  [ ]  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Subsidiary Partnership Units.

                                     PART I

Item 1. BUSINESS.

         Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on August 10, 1982. Effective January 1, 1998, the General Partner of Registrant is Carey Diversified LLC ("Carey Diversified"). Carey Corporate Property, Inc. and William P. Carey were formerly Corporate General Partner and Individual General Partner, respectively. Carey Diversified is also the General Partner of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3, ("CPA(R):3"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8") and Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9). Registrant has entered into an agreement with Carey Management LLC ("Carey Management") pursuant to which Carey Management performs a variety of management services for Registrant.

         Registrant's operations consist of the investment in and the leasing of industrial and commercial real estate. Registrant assumed the operation of a hotel business in August 1992 in connection with the eviction of a tenant. In 1996, Registrant transferred ownership of a hotel property in Kenner, Louisiana for an interest in the operating partnership of a real estate investment trust. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

         The properties owned by Registrant are described in Item 2. Registrant's entire net proceeds from the public offering, less any return of capital and a working capital reserve have been fully invested in net leased commercial and industrial real estate since March 12, 1984, the date of Registrant's final real estate acquisition.

         For the year ended December 31, 1997, revenues from properties occupied by lease obligors which accounted for 10% or more of leasing revenues of Registrant were as follows: Hughes Markets, Inc. ("Hughes"), 49%, Simplicity Manufacturing Inc. ("Simplicity"), 20% and Brodart Co. ("Brodart"), 13%. No other property owned by Registrant accounted for 10% or more of its total leasing revenues during 1997. See Note 9 to the Financial Statements in Item 8.

         Five of Registrant's seven real estate properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant's lease with Petrocon Engineering, Inc. ("Petrocon") for the property in Beaumont, Texas is not a net lease and Registrant absorbs a portion of the property operating expenses. The property located in Salisbury, North Carolina is currently vacant. Registrant believes that the insurance and indemnity provided on its behalf by its lessees at its net leased properties provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on its leased properties. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. For properties not subject to net leases, Registrant also has primary property and liability insurance coverages which Management believes to be adequate. Presently, there are no claims pending for property damages or liability claims known to Registrant that would have a material adverse effect on Registrant's financial condition or liquidity even in the event that a lessee is unable to fulfill its indemnity obligation to the Registrant.

         As described above, lessees other than Petrocon retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable on Registrant's leased properties. In addition, the Petrocon lease includes escalation provisions which pass through certain increases in operating expenses to Petrocon. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases during the initial lease term which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index ("CPI"). As described below, Registrant's leases with Hughes and a subsidiary of Continental Casualty Company ("Continental") expire in April 1998 and October 1998, respectively. As describe below, a lease for the Hughes Property will go into effect when Hughes vacates. The subsidiary of Continental and registrant are discussing a short-term extension with the existing renewal option being deferred until the end of such short-term extension. The lease with Petrocon expires in November 1999. All of Registrant's other leases expire between 2003 and 2008 and provide for multiple renewal terms of generally five years per renewal term. During 1997, Simplicity notified Registrant of their intention to exercise a purchase option which is exercisable in April 1998 at the greater of fair market value, as defined in the lease, or $9,684,000.

         Since Registrant's objective has been to invest in properties which are occupied by a single corporate tenant and subject to long-term leases backed by the credit of the corporate lessee, Registrant's properties have not been generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy has been to identify properties which included operations of material importance to the lessee so that the lessee would be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. As Registrant's properties in Beaumont, Texas and Salisbury, North Carolina have been subject to short-term leases with one tenant, the properties are subject to current market conditions. The Beaumont property is currently leased at rates the General Partner believes to be at market and Registrant does not expect rentals to significantly change in the event that further lease extension's are executed. The Salisbury property is currently being remarketed. Registrant's lease with Continental expires in October 1998. Continental elected to extend its lease in 1993 and has a renewal option which it can exercise at the end of its current term. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

         Registrant's lease with Hughes for a dairy processing and distribution facility in Los Angeles, California expires April 1998. Hughes is obligated to pay Registrant a lump sum of approximately $2,913,000 in April 1998. Such lump sum payment is supported by an irrevocable letter of credit. On June 20, 1997, Registrant and CPA(R):3 entered into a net lease agreement for the Los Angeles property with Copeland Beverage Group, Inc. ("Copeland"). Copeland's right of possession of the property and the date which it will be required to commence paying rent will be the date on or after April 30, 1998 that Hughes vacates the property. The Copeland lease has an initial term of nine years and provides for annual rent of $1,800,000 of which the Registrant's share is $1,498,320. The lease has rent increases every three years based on a formula indexed to the CPI.


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

         On October 16, 1997, Registrant distributed a Consent Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate Registrant with the other CPA(R) Partnerships. Proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, were approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 2,986 holders representing 83,339 of the 85,528 limited partnership units exchanged such units for 2,747,687 Listed Shares with 56 holders of the remaining 2,189 limited partnership units exchanging such units for Subsidiary Partnership Units. The former General Partners received 21,729 Listed Shares for their interest in their share of the appreciation in Registrant properties.

         The Listed Shares are listed on the New York Stock Exchange. The Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in Registrant prior to the Consolidation, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of Registrant's properties. The date of such an appraisal is to be no later than December 31, 1998.

         Registrant does not have any employees. Carey Management, an affiliate of the General Partner of Registrant, performs accounting, secretarial and transfer services for Registrant. Chase Mellon Shareholder Services, Inc. performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services for Registrant.

         Registrant's management company has responsibility for maintaining Registrant's books and records. An affiliate of the management company services the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on Registrant's operations; however, such assessment has not been completed. Registrant relies on its bank and transfer agent for certain computer related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect Registrant.

Item 2. PROPERTIES.

         Registrant's properties are as follows:

     LEASE                                                           TYPE OF OWNERSHIP
    OBLIGOR             TYPE OF PROPERTY         LOCATION                INTEREST
---------------         ----------------         --------            -----------------

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


CONTINENTAL             Land and Office,         College Station,    Ownership of land
CASUALTY COMPANY        Manufacturing            Texas               and buildings
                        and Warehouse
                        Buildings


BRODART CO.             Land and Manufac-        Williamsport,       Ownership of land
                        turing, Distribution     Pennsylvania        and buildings (1)
                        and Office Buildings
                        - 2 locations


(2)                     Land and Warehouse/      Salisbury,          Ownership of land
                        Distribution Center      North Carolina      and buildings


PETROCON                Land and Office          Beaumont, Texas     Ownership of land
ENGINEERING,            Building                                     and building
INC. and OLMSTEAD
KIRK PAPER COMPANY


WINN-DIXIE              Land and Supermarket     Leeds, Alabama      Ownership of land
STORES, INC.                                                         and building


(1)   These properties are encumbered by mortgage notes payable.
(2)   This property is currently vacant.

         The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                 Partnership's
                    Share of                    Current
                 Current Annual               Rent/Income
Lease           Rents/Operating     Square        Per       Lease        Renewal   Ownership
Obligor               Income        Footage     Sq.Ft.(1)   Expiration   Terms     Interest           Terms of Purchase Option
-----------     ----------------    -------    ----------   ----------   -------   ---------------    ------------------------
Simplicity
Manufacturing
Inc.(2)            $1,996,710       419,676     $4.76         03/03        YES      100%              The greater of
                                                                                                      fair market value
                                                                                                      of the property at
                                                                                                      purchase date or
                                                                                                      $9,684,000 with fair
                                                                                                      market value not to be
                                                                                                      in excess of $12,000,000
Hughes
Markets,
Inc.                1,119,298       390,000     10.34         04/98        NO       83.24%            N/A
                                                                                    interest;
                                                                                    remaining
                                                                                    interest owned
                                                                                    by Corporate
                                                                                    Property
                                                                                    Associates 3

Brodart, Co.(2)     1,344,764       521,231      2.58         06/08        YES      100%              N/A

Continental
Casualty
Company               771,666        97,567      7.91         10/98        YES      100%              N/A

Petrocon
Engineering
Inc.                  281,184        42,880      6.56         11/99        YES      100%              N/A

Winn-Dixie
Stores, Inc.          144,713        25,600      5.65         03/04        YES      100%              N/A


(1) Represents rate for rent per square foot on an annualized basis when combined with rents applicable to tenants-in-common.
(2) These properties are encumbered by limited recourse mortgages.

Item 3. LEGAL PROCEEDINGS.

         As of the date hereof, Registrant is not a party to any material pending legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Information with respect to matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997 is hereby incorporated by reference to page 23 of Registrant's Annual Report contained in Appendix A.



                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information with respect to Registrant's common equity is hereby incorporated by reference to page 23 of Registrant's Annual Report contained in Appendix A.


Item 6. SELECTED FINANCIAL DATA.

         Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and data are hereby incorporated by reference to pages 5 to 18 of Registrant's Annual Report contained in Appendix
A:

  (i) Report of Independent Accountants.
 (ii) Balance Sheets as of December 31, 1996 and 1997.
(iii) Statements of Income for the years ended December 31, 1995, 1996 and 1997.
 (iv) Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.
  (v) Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.
 (vi) Notes to Financial Statements.


Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Registrant has no officers or directors. The directors and executive officers of the General Partner, Carey Diversified LLC, are as follows:

                                                                                       Has Served as a
                                                                                       Director and/or
         Name                Age           Positions Held                              Officer Since (1)
         ----                ---           --------------                              -----------------

Francis J. Carey              72    Chairman of the Board                                     1/98
                                    Chief Executive Officer
                                    Director

William Polk Carey            67    Chairman of the Executive Committee                       1/98
                                    Director

Steven M. Berzin              47    Vice Chairman                                             1/98
                                    Chief Legal Officer
                                    Director

Gordon F. DuGan               31    President                                                 1/98
                                    Chief Acquisitions Officer
                                    Director

Donald E. Nickelson           64    Chairman of the Audit Committee                           1/98
                                    Director

Eberhard Faber, IV            61    Director                                                  1/98

Barclay G. Jones III          37    Director                                                  1/98

Lawrence R. Klein             77    Director                                                  1/98

Charles C. Townsend, Jr.      69    Director                                                  1/98

Reginald Winssinger           55    Director                                                  1/98

Claude Fernandez              45    Executive Vice President                                  1/98
                                    - Financial Operations

John J. Park                  33    Executive Vice President                                  1/98
                                    Chief Financial Officer
                                    Treasurer

H. Augustus Carey             40    Senior Vice President                                     1/98
                                    Secretary

Samantha K. Garbus            29    Vice President - Asset Management                         1/98

Susan C. Hyde                 29    Vice President - Shareholder Services                     1/98

Robert C. Kehoe               37    Vice President - Accounting                               1/98

Edward V. LaPuma              24    Vice President - Acquisitions                             1/98


         William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

         A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

         Francis J. Carey, Chairman of the Board, Chief Executive Officer and Director, was elected President and a Managing Director of W. P. Carey & Co. ("W.P. Carey") in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania.

         Gordon F. DuGan, President, Chief Acquisitions Officer and Director, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer.

         Steven M. Berzin, Vice Chairman, Chief Legal Officer and Director, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School.

         Donald E. Nickelson, Chairman of the Audit Committee and Director, serves as Chairman of the Board and a Director of Greenfield Industries, Inc. and a Director of Allied Healthcare Products, Inc. Mr. Nickelson is Vice-Chairman and a Director of the Harbor Group, a leverage buy-out firm. He is also a Director of Sugen Corporation and D.T.I. Industries, Inc. and a Trustee of mainstay Mutual Fund Group. From 1986 to 1988, Mr. Nickelson was President of PaineWebber Incorporated; from 1988 to 1990, he was President of the PaineWebber Group; and from 1980 to 1993 a Director. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Incorporated and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors, including Wyndham Baking Co., Inc., Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is the former Chairman of the Pacific Stock Exchange.

         William Polk Carey, Chairman of the Executive Committee and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

         Eberhard Faber IV, is currently a Director of PNC Bank, N.A., Chairman of the Board and Director of the newspaper Citizens Voice, a Director of Ertley's Motorworld, Inc., Vice-Chairman of the Board of King's College and a Director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the Director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several companies, including First Eastern bank from 1980 to 1993.

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

         Lawrence R. Klein, Director, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

         Charles C. Townsend, Jr., Director, currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend serves as Director of CIP(TM) and CPA(R)14.

         Reginald Winssinger, Director, is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. Mr. Winssinger is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

         Claude Fernandez, Executive Vice President - Financial Operations, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

         John J. Park, Executive Vice President, Chief Financial Officer and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

         H. Augustus Carey, Senior Vice President and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

         Samantha K Garbus, Vice President - Director of Asset Management, became a Second Vice President of W.P. Carey in April 1995 and a Vice President in April 1997. Ms. Garbus joined W. P. Carey as a Property Management Associate in January 1992. Ms. Garbus received a B.A. in History from Brown University in May 1990 and an M.B.A. from the Stern School of New York University in January 1997.

         Susan C. Hyde, Vice President - Director of Shareholder Services, joined W. P. Carey in 1990, became a Second Vice President in April 1995 and a Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990 where she received a B.S. in Business Administration with a concentration in Marketing and a B.A. in English.

         Robert C. Kehoe, Vice President - Accounting, joined W.P. Carey as a Senior Accountant in 1987. Mr. Kehoe became a Second Vice President of W. P. Carey in April 1992 and a Vice President in July 1997. Prior to joining the company, Mr. Kehoe was associated with Deloitte, Haskins & Sells for three years and was Manager of Financial Controls at CBS Educational and Professional Publishing for two years. Mr. Kehoe received a B.S. in Accounting from Manhattan College in 1982 and an M.B.A. in Finance from Pace University in 1993.

         Edward V. LaPuma, Vice President - Acquisitions, joined W. P. Carey as an Assistant to the Chairman in July 1995, became a Second Vice President in July 1996 and a Vice President in April 1997. A graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a Concentration in Finance from the Wharton School.


Item 11. EXECUTIVE COMPENSATION.

         Until January 1, 1998, under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations, as defined, was payable to the former Corporate General Partner and 1% of Distributable Cash From Operations was payable to the former Individual General Partner. The former Corporate General Partner and the former Individual General Partner received $223,737 and $44,748, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1997. As owner of 200 Limited Partnership Units, the former Corporate General Partner received cash distributions of $15,104 during the year ended December 31, 1997. See Item 6 for the net ,income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the former Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1997.

         In the future, a special limited partner, Carey Management LLC, will receive 5% of Distributable Cash From Operations, and William Polk Carey, the former Individual General Partner will receive, as a special limited partner, 1% of Distributable Cash From Operations and each will be allocated the same percentage of the profits and losses of Registrant.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         As of December 31, 1997, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Registrant.

         The following table sets forth as of March 20, 1998 certain information as to the ownership by directors and executive officers of securities of the General Partner of Registrant:

                                                           Number of Listed
                                 Name of                 Shares and Nature of      Percent
Title of Class              Beneficial Owner             Beneficial Ownership      of Class
--------------              ----------------             --------------------      --------

Listed Shares               William Polk Carey
                            Francis J. Carey
                            Steven M. Berzin
                            Gordon F. DuGan
                            Donald E. Nickelson
                            Eberhard Faber IV
                            Barclay G. Jones III
                            Lawrence R. Klein
                            Charles C. Townsend, Jr.
                            Reginald Winssinger
                            John J. Park
                            Claude Fernandez
                            H. Augustus Carey
                            Susan K. Garbus
                            Susan C. Hyde
                            Robert C. Kehoe
                            Edward V. LaPuma

All executive officers
and directors as a
group (17 persons)


         In connection with Consolidation of Registrant into Carey Diversified LLC, effective January 1, 1998, no officer or director, other than William Polk Carey, owns a direct interest in Registrant. William Polk Carey owns a 1% interest in Registrant as a special limited partner and has a controlling interest in Carey Management LLC which owns a 5% interest in Registrant as a special limited partner. Effective January 1, 1998, Carey Diversified owns an approximate 92% interest in Registrant.

         There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack and Senior Vice President, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant. Mr. Pollack was the Secretary, until July 1997, of the former Corporate General Partner.


         No officer or director of the Corporate General Partner or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    (a)  1.   FINANCIAL STATEMENTS:

              The following financial statements are filed as a part of this
Report:

    Report of Independent Accountants.

    Balance Sheets, December 31, 1996 and 1997.

    Statements of Income, for the years ended December 31, 1995, 1996 and 1997.

    Statements of Partners' Capital, for the years ended December 31, 1995, 1996 and 1997.

    Statements of Cash Flows, for the years ended December 31, 1995, 1996 and 1997.

    Notes to Financial Statements.



    The financial statements are hereby incorporated by reference to pages 5 to 18 of Registrant's Annual Report contained in Appendix A.






    (a)  2.   FINANCIAL STATEMENT SCHEDULE:

              The following schedule is filed as a part of this Report:

    Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997.

    Notes to Schedule III.


    Schedule III and notes thereto are hereby incorporated by reference to pages 19 to 21 of Registrant's Annual Report contained in Appendix A.





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

Exhibit                                                                        Method of
  No.          Description                                                      Filing
-------        -----------                                                -------------------

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

Exhibit                                                                        Method of
  No.          Description                                                      Filing
-------        -----------                                                -------------------

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
             Realty, Inc., as purchaser.

Exhibit                                                                        Method of
  No.          Description                                                      Filing
-------        -----------                                                -------------------

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

Exhibit                                                                        Method of
  No.          Description                                                      Filing
-------        -----------                                                -------------------

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






    (b)  REPORTS ON FORM 8-K

              The Registrant filed a report on Form 8-K dated January 1, 1998 pursuant to item 5 - Other Events (EX-99.1 Press Release From W.P. Carey & Co., Inc. (December 17, 1997)).

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CORPORATE PROPERTY ASSOCIATES 4
                             (a California limited partnership)
                             BY:    CAREY DIVERSIFIED LLC

     03/24/98            BY:   /s/ John J. Park
------------------             -------------------------------------------------
     Date                      John J. Park
                               Executive Vice President, Chief Financial Officer
                                 and Treasurer
                               (Principal Financial Officer)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         BY:   CAREY DIVERSIFIED LLC

     03/24/98            BY:   /s/ Francis J. Carey
------------------             -------------------------------------------------
     Date                      Francis J. Carey
                               Chairman of the Board, Chief Executive Officer
                                 and Director
                               (Principal Executive Officer)

     03/24/98            BY:   /s/ William P. Carey
------------------             -------------------------------------------------
     Date                      William P. Carey
                               Chairman of the Executive Committee and Director

     03/24/98            BY:   /s/ Steven M. Berzin
------------------             -------------------------------------------------
     Date                      Steven M. Berzin
                               Vice Chairman, Chief Legal Officer and Director

     03/24/98            BY:   /s/ Gordon F. DuGan
------------------             -------------------------------------------------
      Date                     Gordon F. DuGan
                               President, Chief Acquisitions Officer and
                                 Director

     03/24/98            BY:   /s/ Donald E. Nickelson
------------------             -------------------------------------------------
     Date                      Donald E. Nickelson
                               Chairman of the Audit Committee and Director

     03/24/98            BY:   /s/ Eberhard Faber IV
------------------             -------------------------------------------------
     Date                      Eberhard Faber IV
                               Director

     03/24/98            BY:   /s/ Barclay G. Jones, III
------------------             -------------------------------------------------
      Date                     Barclay G. Jones, III
                               Director

     03/24/98            BY:   /s/ Dr. Lawrence R. Klein
------------------             -------------------------------------------------
     Date                      Dr. Lawrence R. Klein
                               Director

     03/24/98            BY:   /s/ Charles C. Townsend, Jr.
------------------             -------------------------------------------------
     Date                      Charles C. Townsend, Jr.
                               Director

     03/24/98            BY:   /s/ Reginald Winssinger
------------------             -------------------------------------------------
     Date                      Reginald Winssinger
                               Director

     03/24/98            BY:   /s/ John J. Park
------------------             -------------------------------------------------
     Date                      John J. Park
                               Executive Vice President, Chief Financial Officer
                                 and Treasurer
                               (Principal Financial Officer)

     03/24/98            BY:   /s/ Claude Fernandez
------------------             -------------------------------------------------
     Date                      Claude Fernandez
                               Executive Vice President - Financial Operations
                               (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K









                        CORPORATE PROPERTY ASSOCIATES 4,
                        A CALIFORNIA LIMITED PARTNERSHIP


















                                                              1997 ANNUAL REPORT

SELECTED FINANCIAL DATA


(In thousands except per unit amounts)

                                         1993          1994          1995             1996          1997
                                         ----          ----          ----             ----          ----

OPERATING DATA:

  Revenues                              $ 9,253       $ 8,443       $ 8,062          $ 9,322       $10,225

  Income before
      extraordinary item (1):             4,741         4,443         8,679            6,914         5,608


  Income before extraordinary
      item allocated:
      To General Partners                   284           266           879              415           337
      To Limited Partners                 4,457         4,177         7,800            6,499         5,271
      Per unit                            52.08         48.81         91.16            75.95         61.63

  Distributions attributable (2):
      To General Partners                   292           293           323              268           345
      To Limited Partners                 4,570         4,590         8,667            4,193         5,409
      Per unit                            53.41         53.64        101.29(3)         49.00         63.24

Payment of mortgage
principal (4)                               806         1,168         1,158              898           769



BALANCE SHEET DATA:

Total assets                             57,497        56,108        48,508           42,067        37,815

Long-term
  obligations (5)                        26,418        24,999        18,540            9,796         2,877





(1) Net income for 1993 includes an extraordinary gain on the extinguishment debt of $345,000.
(2) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year. The distribution attributable to the fourth quarter of 1997 was paid to Limited Partners in December 1997.
(3) The 1995 figure includes a $50 per Unit special distribution to the Limited Partners.
(4) Represents scheduled mortgage principal amortization paid.
(5) Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS



              RESULTS OF OPERATIONS

              Net income for the year ended December 31, 1997 decreased by $1,306,000 as compared to the net income for the year ended December 31, 1996. This decrease was due to the noncash charge of $2,316,000 on the writedown of the Simplicity Manufacturing, Inc. property in connection with Simplicity's exercise of its purchase option. Excluding the effect of the writedown, earnings for 1997 would have reflected an increase of $1,010,000, or 15%. The increase in earnings, as adjusted, was due to an increase in lease revenues (rental income and interest from direct financing leases), a decrease in interest expense and an increase in income from equity investment was offset by a decrease in hotel operating income.

              The increase in lease revenues was due to the May 1996 lease extension agreement with Hughes Markets, Inc. Under the extension agreement, annual cash basis rent for the dairy processing facility in Los Angeles, California increased, starting in May 1996, by $1,843,000 for the two-year extension term with Hughes having an obligation to pay a lump sum rental payment of $2,913,000 at the end of the term. In 1997, cash basis rents from Hughes Markets increased by $614,000 as compared with 1996 with the remaining $486,000 of increase due to a full year's straight-line adjustment related to the lump sum to be paid by Hughes in April 1998. The decrease in interest expense was due to the satisfaction of mortgage loans in 1996 as well as the prepayment, in the first quarter of 1997, of a loan cross-collateralized by three properties. The Partnership's limited recourse mortgage debt now consists of loans on the properties leased to Brodart Co. and the Simplicity property. As a result of exchanging an interest in a hotel property for an equity interest in the operating partnership of a publicly-traded real estate investment trust, American General Hospitality Corporation, earnings from such investment decreased by $437,000. As more fully described below, Management believes that this transaction has substantially increased the liquidity of the Partnership by acquiring an equity ownership interest which is freely exchangable to a marketable security, and eliminating the need to use the Partnership's resources to maintain and upgrade a hotel property on an ongoing basis.

              Net Income for the year ended December 31, 1996 decreased by $1,765,000 as compared with the year ended December 31, 1995, primarily due to a gain, in 1995, of $3,330,000 on the sale of real estate. The increase in income before gains on sale of $1,565,000 as compared with 1995 was primarily due to an increase in lease revenues and a decrease in interest expense.

              The increase in lease revenues in 1996 was attributable to the May 1996 lease extension agreement with Hughes Markets, as described above. Of the increased revenues reported from the Hughes lease in 1996, $1,314,000 was due to the increases in rents received and $971,000 was due to the recognition of a straight-line adjustment required under generally accepted accounting principles for the lump sum payment. On both a reporting and a cash flow basis, the increase from the Hughes lease more than offset the loss of $1,048,000 of lease revenues earned in 1995 from the Genesco, Inc. lease which property was sold in June 1995. The decrease in interest expense was due to the transfer of the debt obligation on the hotel property in July 1996, the continuing principal amortization of other mortgage debt, the payment of the loan on the Genesco property in June 1995, and the $4,500,000 partial prepayment of the loan cross-collateralized by the Winn-Dixie Stores, Inc., Family Dollar Stores, Inc. and Continental Casualty Company properties in November 1996. Of the $584,000 decrease in interest expense, $263,000 was due to satisfaction of the Genesco loan in 1995 and $144,000 was due to the decrease from the transfer of the loan on the hotel property in July 1996 as interest was incurred on that loan for the entire year in 1995.

              In July 1996, the Partnership exchanged its ownership interests in a hotel property in Kenner, Louisiana for 427,008 units in American General Hospitality Operating Partnership L.P. at which time the Partnership transferred the hotel operation to the Operating Partnership. Management's expectation was that the exchange would eliminate the uncertainty and fluctuation in cash flow related to operating a single hotel as the Operating Partnership owns a diversified portfolio of hotel properties and continues to acquire properties. On an annualized basis, distributions from this investment, at current distribution rates, approximate $710,000. The Partnership has the right to exchange its 427,008 units on a one-for-one basis for shares of common stock of American General Hospitality Corporation. American General Hospitality Corporation is a publicly-traded real estate investment trust and the common stock would be freely transferable on conversion. The quoted market value of a share of AGH common stock at December 31, 1997 was $26 3/4 resulting in an aggregate value of approximately $11,422,000. The carrying value of this investment as of December 31, 1997 was approximately $3,969,000.

              The Partnership's lease with Family Dollar expires in March 1998. Family Dollar has indicated that it does not intend to exercise its renewal option. Annual rent from the Family Dollar lease is currently $562,000. The Partnership estimates the annual carrying costs for insurance, real estate and maintenance and security would be approximately $80,000. In addition to the lump sum rental payment due from Hughes in April 1998, a rent increase is scheduled in 1998 on the lease with Brodart and Simplicity. As noted, the Partnership expects to sell the Simplicity property pursuant to Simplicity's purchase option at which time the Simplicity mortgage will be paid from sales proceeds. When the Simplicity mortgage is paid off, the trend of decreasing interest expense is expected to continue. After the Simplicity property is sold, only the Brodart properties will be encumbered by mortgage debt.

              The Partnership's leases with two tenants for an office building in Beaumont, Texas are not net leases and, therefore, the Partnership pays real estate taxes, insurance and maintenance costs; however, the lease includes certain escalation provisions so that as certain operating costs increase, a portion of such increases are passed through to the tenants. The property is fully leased under a series of short-term leases with remaining terms of between one and four years. Annual rents are currently $314,000. The Partnership's lease with Continental for an office property in College Station, Texas expires in October 1998. Continental has had discussions with the Partnership regarding its lease and is evaluating whether it will exercise its option to renew the lease for an additional five years. The Partnership and Continental are discussing the possibility of entering into a short-term extension of approximately one year with the renewal option exercisable at that time. Annual cash flow from the Continental lease is $772,000.

              The lease with Hughes Markets for a dairy processing facility in Los Angeles, California is scheduled to expire in April 1998 when a final lump sum payment of $2,913,000 will be received. The Partnership has entered into a lease with Copeland Beverage Group, Inc. which will go into effect as soon as Hughes Markets vacates the property. Annual rent from Copeland Beverage Group will approximate the rent that was received from Hughes Markets prior to the two-year extension. As a result of the Copeland Beverage lease, the Partnership will not need to use any funds from the Hughes Market's final rental payment to retrofit the facility or to pay carrying costs during a period of vacancy as had been anticipated.

              The Partnership's leases are primarily net leases and long-term in nature and, as such, inflation and changing prices have not unfavorably affected the Partnership's revenue and net income nor have they had an impact on the continuing operations of the Partnership's properties. Substantially all of the Partnership's net leases have either periodic mandated rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides which have the potential to increase the future rentals from the Partnership's current tenants.

              FINANCIAL CONDITION

              The Partnership's cash balances decreased by $2,405,000 to $2,264,000 at December 31, 1997. The decrease in cash balances was due to the prepayment of $2,450,000 of the cross-collateralized mortgage loan in the first quarter of 1997. Cash flow from operations when combined distributions from the equity investment in the American General Hospitality Operating Partnership totaled $7,497,000 and was sufficient to pay distributions to partners of $6,728,000 and scheduled principal payment installments of $724,000. Distributions paid included a distribution paid in December 1997. The distribution paid in December 1997 reflects an exchange transaction which occurred on January 1, 1998. The majority of the Partnership's Limited Partners and its General Partners approved a consolidation by merger with a subsidiary limited partnership of Carey Diversified LLC, as proposed in the Consent Solicitation Statement/Prospectus of Carey Diversified dated October 16, 1997. The December 1997 distribution of $26.34 per limited partnership unit ($2,253,000) was intended to (a) distribute funds in order to adjust the net assets of the Partnership with the estimate of Total Exchange values, as defined in the Consent Solicitation Statement/Prospectus, of the assets and (b) pay the January distribution. In connection with the merger, 2,986 Limited Partnership Unitholders owning 83,339 Limited Partnership units elected to exchange their limited partnership units for interests in Carey Diversified.

              Limited Partners owning 2,189 Limited Partnership Units who did not elect to receive interests in Carey Diversified elected to retain a limited partnership interest in the Partnership as Subsidiary Partnership

Unitholders. Subsidiary Partnership Units have economic interests and legal rights in the Partnership that are substantially similar to Limited Partnership Units and represent a direct ownership interest in the Partnership. The holders of Subsidiary Partnership Units will be paid a pro rata share of any distribution paid by the Partnership to Carey Diversified. The Partnership will continue to pay distributions on a quarterly basis until liquidating distributions are made, as described in the Consent Solicitation Statement/Prospectus. The objective with respect to Subsidiary Partnership Units will be to pay distributions as if the Consolidation never had occurred based upon the net cash flows generated by the Partnership.

              As a real estate investment trust, American General Hospitality Corporation has an obligation to distribute 95% of its taxable income in order to retain its special Federal income tax status. Since American General Hospitality Corporation owns a majority of the Operating Partnership limited partnership units, the Operating Partnership may be expected to distribute a significant portion of its cash flow so that American General Hospitality Corporation can meet the tax distribution objective. Accordingly, with the exchange of the hotel operation in 1996, the Partnership achieved its objective of eliminating fluctuation in cash flow that resulted from operating a hotel. In addition, with the option to exchange operating partnership units for American General Hospitality shares, the Partnership has the opportunity to sell its interests at a readily determinable fair value.

              Simplicity has exercised its option to purchase its leased property. Pursuant to the option, the sale is scheduled to close by no later than April 1998 at an exercise price of the greater of $9,684,000 or the fair market value of the property capped at $12,000,000. The Partnership expects to realize no less than $5,362,000 before any transaction costs and after paying the outstanding debt on the mortgage loan on the property. Annual cash flow from the property (rents, net of debt service on the mortgage loan) is $934,000. The mortgage loan will be paid in connection with the property sale. In connection with Family Dollar's vacating the Salisbury, North Carolina warehouse property, the Partnership estimates that it will use $875,000 to fund improvements to the property.

              Except for the property in Salisbury, North Carolina, the Partnership's properties are currently leased to corporate tenants, which leases are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions that require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its properties, the General Partner believes that in most cases the Partnership will be entitled to reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of such costs, the General Partner believes such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

              In 1994, the Partnership voluntarily conducted Phase II environmental reviews of certain of its properties based on the results of Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with surface spills from facility activities. For those conditions that were identified, the Partnership advised the affected tenants of the Phase I findings and of their obligations, if any, to perform required remediation.

              In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130.

              The Partnership's management company has responsibility for maintaining the Partnership's books and records and servicing the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the management company believes that such issues will not have a material effect on the Partnership's operations; however such assessment has not been completed. The Partnership relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Partnership.

                        REPORT of INDEPENDENT ACCOUNTANTS




To the Partners of
  Corporate Property Associates 4,
  a California limited partnership


              We have audited the accompanying balance sheets of Corporate Property Associates 4, a California limited partnership, as of December 31, 1996 and 1997, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included on pages 19 to 21 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 4, a California limited partnership, as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.






                                                    /s/ Coopers & Lybrand L.L.P.
New York, New York
March 24, 1998

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                                 BALANCE SHEETS

                           December 31, 1996 and 1997


                                                               1996               1997
                                                               ----               ----

        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                               $ 4,294,809       $  4,294,809
         Buildings                                           22,770,152         22,770,152
                                                            -----------       ------------
                                                             27,064,961         27,064,961
         Accumulated depreciation                            13,487,845         14,323,681
                                                            -----------       ------------
                                                             13,577,116         12,741,280
   Net investment in direct financing leases                 18,193,555          6,156,977
                                                            -----------       ------------
         Real estate leased to others                        31,770,671         18,898,257
Assets held for sale                                                             9,684,000
Cash and cash equivalents                                     4,668,645          2,263,717
Accrued interest and rents receivable, net
   of reserve for uncollected rent of $74,155 in 1997           269,543            114,382
Other assets, net of accumulated amortization of
   $399,342 in 1996 and $290,786 in 1997                      1,358,488          2,885,532
Equity investment                                             3,999,632          3,968,792
                                                            -----------       ------------

             Total assets                                   $42,066,979       $ 37,814,680
                                                            ===========       ============

        LIABILITIES:

Mortgage notes payable                                      $10,699,799       $  7,526,047
Accrued interest payable                                         82,827             59,185
Accounts payable and accrued expenses                           288,509            323,892
Accounts payable to affiliates                                  146,447          1,177,502
Prepaid rental income                                            46,800             46,800
                                                            -----------       ------------

             Total liabilities                               11,264,382          9,133,426
                                                            -----------       ------------

Commitments and contingencies

        PARTNERS' CAPITAL:

General Partners                                                210,626           (723,067)
Limited Partners (85,528 Limited
      Partnership Units issued
      and outstanding)                                       30,591,971         29,404,321
                                                            -----------       ------------
             Total partners' capital                         30,802,597         28,681,254
                                                            -----------       ------------

             Total liabilities and
             partners' capital                              $42,066,979       $ 37,814,680
                                                            ===========       ============


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                              STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997


                                                         1995              1996              1997
                                                         ----              ----              ----

Revenues:
   Rental income                                      $3,260,022       $ 5,546,662       $ 6,546,496
   Interest income from direct financing leases        4,362,928         3,310,601         3,304,893
   Other interest income                                 254,935           370,765           189,579
   Other income                                          183,768            94,345           184,395
                                                      ----------       -----------       -----------
                                                       8,061,653         9,322,373        10,225,363
                                                      ----------       -----------       -----------
Expenses:
   Interest on mortgages                               2,098,857         1,515,248           847,596
   Depreciation                                        1,149,525           921,702           835,836
   General and administrative                            454,000           447,901           605,854
   Property expense                                      327,528           551,785           662,411
   Amortization                                          113,835            90,529            31,037
   Writedown to fair value                                                                 2,316,000
                                                      ----------       -----------       -----------
                                                       4,143,745         3,527,165         5,298,734
                                                      ----------       -----------       -----------
      Income before income from equity
        investments and gain on sale                   3,917,908         5,795,208         4,926,629

Hotel operating income                                 1,430,580           853,262
Income from equity investment                                              265,056           681,316
                                                      ----------       -----------       -----------

      Income before gain on sale                       5,348,488         6,913,526         5,607,945

Gain on sale of real estate                            3,330,098
                                                      ----------       -----------       -----------

      Net income                                      $8,678,586       $ 6,913,526       $ 5,607,945
                                                      ==========       ===========       ===========

Net income allocated to:
   Individual General Partner                         $  205,754       $    69,135       $    56,079
                                                      ==========       ===========       ===========

   Corporate General Partner                          $  672,659       $   345,676       $   280,398
                                                      ==========       ===========       ===========

   Limited Partners                                   $7,800,173       $ 6,498,715       $ 5,271,468
                                                      ==========       ===========       ===========

Net income per Limited
   Partnership Unit
   (85,568 Units outstanding in 1995, and
   85,548 weighted average Limited
   Partnership Units in 1996 and 85,528
   weighted average Limited Partnership
   Units in 1997):                                    $    91.16       $     75.97       $     61.63
                                                      ==========       ===========       ===========



The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1995, 1996 and 1997



                                                    Partners' Capital Accounts
                                        -------------------------------------------------
                                                                                                 Limited
                                                                                                Partners'
                                                             General           Limited          Amount Per
                                            Total            Partners          Partners          Unit (a)
                                            -----            --------          --------          --------

Balance, December 31, 1994              $ 28,785,583        $(486,282)       $ 29,271,865        $ 342

Distributions                             (9,102,501)        (330,070)         (8,772,431)        (102)

Net income, 1995                           8,678,586          878,413           7,800,173           91
                                        ------------        ---------        ------------        -----

Balance, December 31, 1995                28,361,668           62,061          28,299,607          331

Distributions                             (4,452,597)        (266,246)         (4,186,351)         (49)

Purchase of Limited Partner Units            (20,000)                             (20,000)

Net income, 1996                           6,913,526          414,811           6,498,715           76
                                        ------------        ---------        ------------        -----

Balance, December 31, 1996                30,802,597          210,626          30,591,971          358

Distributions                             (6,871,534)        (412,416)         (6,459,118)         (76)

Accrued preferred distribution              (857,754)        (857,754)

Net income, 1997                           5,607,945          336,477           5,271,468           62
                                        ------------        ---------        ------------        -----

Balance, December 31, 1997              $ 28,681,254        $(723,067)       $ 29,404,321        $ 344
                                        ============        =========        ============        =====




(a)   Based on weighted average Units issued and outstanding during all periods.




The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                            STATEMENTS of CASH FLOWS
              For the years ended December 31, 1995, 1996 and 1997

                                                                    1995                1996               1997
                                                                    ----                ----               ----

Cash flows from operating activities:
    Net income                                                  $  8,678,586        $  6,913,526       $  5,607,945
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation and amortization                               1,263,360           1,012,231            866,873
       Straight line adjustments and other noncash income              9,808            (945,667)        (1,408,305)
       Equity income in excess of distributions received                                (147,800)
       Gain on sale of real estate                                (3,330,098)
       Writedown to fair value                                                                            2,316,000
       Provision for uncollected rents                                                                       74,155
       Net change in operating assets and liabilities               (522,176)            335,351              9,053
                                                                ------------        ------------       ------------
            Net cash provided by operating activities              6,099,480           7,167,641          7,465,721
                                                                ------------        ------------       ------------


Cash flows from investing activities:
    Equity distributions in excess of equity income                                                          30,840
    Proceeds from sale of real estate                             15,200,000
    Purchase of equity investment and related costs                                     (198,969)
    Additional capitalized costs                                    (246,658)             (8,182)
                                                                ------------        ------------       ------------
            Net cash provided by (used in)
               investing activities                               14,953,342            (207,151)            30,840
                                                                ------------        ------------       ------------


Cash flows from financing activities:
    Distributions to partners                                     (9,102,501)         (4,452,597)        (6,727,737)
    Payments of mortgage principal                                (1,158,193)           (898,319)          (723,752)
    Prepayments of mortgages payable                              (5,722,508)         (4,500,000)        (2,450,000)
    Purchase of Limited Partner Units                                                    (20,000)
                                                                ------------        ------------       ------------
            Net cash used in financing activities                (15,983,202)         (9,870,916)        (9,901,489)
                                                                ------------        ------------       ------------

            Net increase (decrease) in cash and
               cash equivalents                                    5,069,620          (2,910,426)        (2,404,928)

Cash and cash equivalents, beginning of year                       2,509,451           7,579,071          4,668,645
                                                                ------------        ------------       ------------

            Cash and cash equivalents, end of year              $  7,579,071        $  4,668,645       $  2,263,717
                                                                ============        ============       ============


Supplemental disclosure of noncash investing and financing activities:

Accrued preferred distribution                                                                         $   857,754
                                                                                                       ===========

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

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                          NOTES to FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        USE OF ESTIMATES:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

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

                      Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

            The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

            Substantially all of the Partnership's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

        ASSETS HELD FOR SALE:

            Assets held for sale are accounted for at the lower of cost or fair value, less estimated costs to sell.

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


                                    Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



         CASH EQUIVALENTS:

            The Partnership considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of three financial institutions.

         OTHER ASSETS:

            Included in other assets are deferred rental income, deferred charges and deferred costs of Consolidation (Note 15). Deferred rental income is the aggregate difference for operating leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Deferred costs incurred in connection with mortgage note refinancings are amortized over the terms of the mortgages. Deferred costs of Consolidation represent certain costs related to a Consolidation transaction which have been capitalized. Such Consolidation costs will be included in the revaluation of assets subsequent to December 31, 1997.


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

         RECLASSIFICATIONS:

            Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

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

                                    Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



            Through December 31, 1997, the Agreement provided that the General
               Partners were allocated 6% (1% to the Individual General Partner, William Polk Carey and 5% to the Corporate General Partner, Carey Corporate Property, Inc.), and the Limited Partners were allocated 94% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also to receive net proceeds from the sale of Partnership properties as defined in the Agreement. Effective January 1, 1998, as a result of the merger (Note 15) of the Partnership with a subsidiary partnership of Carey Diversified LLC ("Carey Diversified"), Carey Diversified is the sole general partner of the Partnership. Carey Diversified and the holders of Subsidiary Partnership Units are allocated 94% of the profits and losses and distributable cash, and two special limited partners, Carey Management LLC ("Carey Management") and William Polk Carey, are allocated 5% and 1% of the profits and losses and distributable cash, respectively.

            In connection with the merger with Carey Diversified and the listing on the New York Stock Exchange, a division of W.P. Carey & Co., Inc. ("W.P. Carey ), an affiliate of the Corporate General Partner satisfied the provisions for receiving a subordinated preferred return of $857,754, which was measured based upon the cumulative proceeds arising from the sale of the Partnership's assets. Such amount has been included in accounts payable to affiliates as of December 31, 1997. The preferred return, paid in January 1998, was subject to provisions that limited such payment until a specified cumulative return to limited partners was achieved. The Exchange Value of a Limited Partnership Unit to a Listed Share of Carey Diversified was included in calculating the cumulative return.


 3.     TRANSACTIONS WITH RELATED PARTIES:

            The Partnership's ownership interest in certain properties are jointly held with affiliates as tenants-in-common. The Partnership has an 83.24% undivided ownership interest in a property which is jointly held. The Partnership accounts for its assets and liabilities relating to its tenants-in-common interests on a proportional basis.

            Under the Agreement, a division of W.P. Carey was also entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary for the operation of the Partnership. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management, an affiliate of Carey Diversified. Property management fees and general and administrative expense reimbursements are summarized as follows:

                                                      1995           1996           1997
                                                      ----           ----           ----

                   Property management fee          $ 91,564       $210,254       $269,670
                   General and administrative
                     expense reimbursements           95,644        148,728        257,007
                                                    --------       --------       --------
                                                    $187,208       $358,982       $526,677
                                                    ========       ========       ========

            During 1995, 1996 and 1997, fees aggregating $28,683, $68,895 and
               $79,922, respectively, were incurred for legal services performed by a firm in which the Secretary, until July 1997, of the Corporate General Partner and other affiliates is a partner.

                                    Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



            The Partnership is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of the real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues as defined. Expenses incurred in 1995, 1996 and 1997 were $130,986, $72,775 and $66,325, respectively.


 4.     REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD:


            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $5,252,000 in 1998; and $272,000 in 1999; $181,000 in 2000;
               $183,000 in both 2001 and 2002 and aggregate approximately $6,253,000 through 2004.

            Contingent rents were approximately $195,000 in 1995 and $91,000 in
               1996.  No contingent rents were realized in 1997.



5.      NET INVESTMENT IN DIRECT FINANCING LEASES:

            Net investment in direct financing leases is summarized as follows:

                                                              December 31,
                                                              ------------
                                                         1996              1997
                                                         ----              ----

                   Minimum lease payments
                      receivable                     $26,038,257       $14,665,250
                   Unguaranteed residual value        13,382,979         1,382,979
                                                     -----------       -----------
                                                      39,421,236        16,048,229
                   Less: Unearned income              21,227,681         9,891,252
                                                     -----------       -----------
                                                     $18,193,555       $ 6,156,977
                                                     ===========       ===========


            Scheduled future minimum rents, exclusive of renewals, under a noncancellable direct financing lease amount to approximately $921 in each of the years 1998 to 2002; and aggregate approximately $14,665,000 through 2008.

            Contingent rents were approximately $990,000 in 1995 and $726,000 in
               1996 and $424,000 in 1997.



6.      MORTGAGE NOTES PAYABLE:

            The Partnership's mortgage loans are limited recourse obligations and are collateralized by lease assignments and by real property. The encumbered properties have an aggregate gross amount of $15,840,977. As of December 31, 1997, mortgage notes payable bear interest at rates varying from 7.6% to 10.52% per annum and mature from 1998 to 2004.


                                    Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued




            Scheduled principal payments during each of the next five years following December 31, 1997 and thereafter are as follows:

               Year Ending December 31,
               ------------------------
                  1998                                 $ 4,648,768
                  1999                                     191,389
                  2000                                     206,669
                  2001                                     223,168
                  2002                                     240,985
                  Thereafter                             2,015,068
                                                       -----------
                     Total                             $ 7,526,047
                                                       ===========


            Interest paid was $2,156,609, $1,568,508 and $871,238 for 1995, 1996 and 1997, respectively.




 7.     DISTRIBUTIONS TO PARTNERS:

            Distributions are declared and paid to partners quarterly and are summarized as follows:

                                   Distributions Paid                                       Limited
         Year Ending                 and Payable to         Distributions Paid to        Partners' Per
         December 31,              General Partners           Limited Partners            Unit Amount
         ------------              ----------------         ---------------------        -------------

           1995:
               Quarterly
                distributions          $286,854                  $4,494,031                 $ 52.52

                Special
                distribution             43,216                   4,278,400                   50.00
                                       --------                  ----------                 -------
                                       $330,070                  $8,772,431                 $102.52
                                       ========                  ==========                 =======

           1996                        $266,246                  $4,186,351                 $ 48.93
                                       ========                  ==========                 =======
           1997                        $412,416                  $6,459,118                 $ 75.52
                                       ========                  ==========                 =======



        Distributions for 1997 include distributions of $2,252,808 to Limited Partners $143,796 to General Partners declared in December 1997.

                                    Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued




 8.     INCOME FOR FEDERAL TAX PURPOSES:

            Income for financial statement purposes differs from income for
               Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                                 1995               1996               1997
                                                                 ----               ----               ----

      Net income per Statements of Income                   $  8,678,586        $ 6,913,526        $ 5,607,945
      Excess tax depreciation                                 (1,242,601)          (877,624)          (642,564)
      Excess tax gain related to sale of property              9,318,375
      Cash receipts on operating and direct financing
         leases greater (less) than income recognized              9,808           (945,667)        (1,408,305)
      Writedown to net realizable value                                                              2,316,000
      Other                                                     (221,282)           (40,470)           125,328
                                                            ------------        -----------        -----------

         Income reported for
             Federal income tax purposes                    $ 16,542,886        $ 5,049,765        $ 5,998,404
                                                            ============        ===========        ===========



 9.     INDUSTRY SEGMENT INFORMATION:

            The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

            In 1995, 1996 and 1997, the Partnership earned its total leasing revenues (rental income plus interest income from direct financing leases) from the following lease obligors:

                                              1995         %           1996         %          1997        %
                                              ----        ---          ----        ---         ----       ---

      Hughes Markets, Inc.                 $1,443,715      19%      $3,714,792      42%     $4,814,594     49%
      Simplicity Manufacturing, Inc.        1,996,710      26        1,996,710      22       1,996,710     20
      Brodart Co.                           1,318,708      17        1,313,891      15       1,308,183     13
      Continental Casualty Company            755,614      10          759,849       9         759,849      8
      Family Dollar Stores, Inc.              547,200       7          556,800       6         561,600      6
      Petrocon Engineering, Inc.              368,780       5          370,508       4         265,740      3
      Winn-Dixie Stores, Inc.                 144,713       2          144,713       2         144,713      1
      Genesco, Inc.                         1,047,510      14
                                           ----------     ---       ----------     ---      ----------    ---
                                           $7,622,950     100%      $8,857,263     100%     $9,851,389    100%
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


11.  INVESTMENT IN AMERICAN GENERAL HOSPITALITY OPERATING PARTNERSHIP

            The Partnership and Corporate Property Associates 8 ("CPA(R):8"), an
               affiliate, purchased a hotel property in Kenner, Louisiana, in June 1988 as tenants-in-common with 46.383% and 53.617% interests, respectively. The Partnership and CPA(R):8 assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Partnership and CPA(R):8 completed a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality Corporation, ("AGH"), in which the Partnership and CPA(R):8 received 920,672 limited partnership units (of which the Partnership's share was 427,008 units) in exchange for the hotel property and its operations. In connection with the transfer, the Partnership and CPA(R):8 paid a cash contribution of $391,221 (of which the Partnership's share was $181,460) and the Operating Partnership assumed the mortgage loan obligation collateralized by the hotel property (of which the Partnership's share was $3,388,764).

            The exchange of the hotel property for limited partnership units was as a nonmonetary exchange for tax and financial reporting purposes, and is being accounted for under the equity method. The Partnership has the right to convert its Operating Partnership Units to shares of common stock in AGH on a one-for-one basis at any time. The conversion of Operating Partnership Units to shares of common stock would be a taxable exchange. As AGH has registered such shares, the Partnership
              would have the right to sell the shares   after conversion.

            As of September 30, 1997, the unaudited consolidated financial statements of AGH reported total assets of $562,013,000 and shareholders' equity of $284,629,000 and for the nine months then ended, revenues of $43,439,000, income before minority interest of $19,771,000 and net income of $17,212,000. As of December 31,1997, AGH's quoted per share fair value was $26 3/4 resulting in an aggregate fair value for the investment in the Operating Partnership of approximately $11,422,000, if converted.

            Summarized operating results of the Partnership's share of the hotel operation through the date of disposal (July 30,1996) are as follows:


                                                      1995               1996
                                                      ----               ----

      Revenues                                    $ 3,834,671        $ 2,314,569
      Fees paid to hotel management company          (112,713)           (83,062)
      Other operating expenses                     (2,291,378)        (1,378,245)
                                                  -----------        -----------

        Hotel operating income                    $ 1,430,580        $   853,262
                                                  ===========        ===========

                                    Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


12.     ASSETS HELD FOR SALE

            In March 1997, Simplicity Manufacturing, Inc. ("Simplicity")
               notified the Partnership that it was exercising its option to purchase the Property it leases from the Partnership in Port Washington, Wisconsin on April 1, 1998. The option price is the greater of $9,684,000 or the fair market value of the property, as unencumbered by the lease, up to a maximum of $12,000,000. At the time the option was exercised, Management concluded that the exercise price would not be in excess of the minimum exercise price of $9,684,000. Accordingly, the Partnership recognized a noncash charge of $2,316,000 on the writedown of the property to its estimated fair value.

            After paying the limited recourse mortgage loan collateralized by the Simplicity property, the Partnership expects to realize cash proceeds of no less than $5,362,000 before any transaction costs. Annual cash flow from the property (rent less mortgage debt service on the property) is $934,000.


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

            All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. Except for a property in Salisbury, North Carolina which had been leased to Family Dollar Stores, Inc., all of the Partnership's properties are currently leased to corporate tenants. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are expected to be performed and paid by the affected tenant, are not expected to be material. In the event that the Partnership absorbs a portion of the costs to comply with environmental statutes, the General Partner believes such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.


14.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

            The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Partnership estimates that the fair value of mortgage notes payable at December 31, 1996 and 1997 approximates the carrying value of such mortgage notes at December 31, 1996 and $7,240,000 at December 31 1997. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.


                                    Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


15.     EXCHANGE OF LIMITED PARTNERSHIP UNITS:

            On October 16, 1997, Carey Diversified distributed a Consent
               Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate the Partnership with the other CPA(R) Partnerships. The General Partners' proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, was approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 2,986 holders owning 83,339 of the 85,528 limited partnership units exchanged such units for 2,747,687 Listed Shares with 56 holders of the remaining 2,189 limited partnership units exchanging such units for Subsidiary Partnership Units. The General Partners received 21,729 Listed Shares for their interests in their share of the appreciation in Partnership properties.

            Listed shares commenced public trading on the New York Stock
               Exchange on January 21, 1998. Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of the Partnership's properties which appraisal date is to be no later than December 31, 1998.

16.     ACCOUNTING PRONOUNCEMENTS:

            June 1997, the FASB issued Statement of Financial Accounting
               Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 and is required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130.


                                    Continued

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997




                                           Initial Cost to             Cost
                                             Partnership            Capitalized      Decrease In
                                         --------------------      Subsequent to         Net
     Description        Encumbrances     Land       Buildings     Acquisition (a)   Investment (b)
     -----------        ------------     ----       ---------     ---------------   --------------

Operating method:
 Dairy processing,
  distribution and
  office facilities
  leased to Hughes
  Markets, Inc.                       $1,689,536   $ 8,073,617      $   21,643

 Office building in
  Beaumont, Texas
  partially leased
  to Petrocon
  Engineering, Inc.                      510,000     4,490,000         612,462       $(4,346,960)


 Office, manufacturing
  and warehouse
  buildings leased to
  Continental Casualty
  Company                              1,800,000     6,710,638         105,000

 Warehouse and
  distribution center
  leased in Salisbury,
  North Carolina                         291,540     5,708,460         153,179

 Supermarket leased
  to Winn-Dixie
  Stores, Inc.                           213,289     1,032,557
                                      ----------   -----------      ----------       -----------
                                      $4,504,365   $26,015,272      $  892,284       $(4,346,960)
                                      ==========   ===========      ==========       ===========


                                                                                                     Life On which
                             Gross Amount at which Carried                                            Depreciation
                           Carried at Close of Period  (d)(e)                                           in Latest
                        ---------------------------------------                                       Statement of
                                                                    Accumulated                          Income
     Description          Land        Buildings       Total       Depreciation (e)   Date Acquired     is Computed
     -----------          ----        ---------       -----       ----------------   -------------    ------------

Operating method:
 Dairy processing,
  distribution and
  office facilities
  leased to Hughes
  Markets, Inc.         $1,711,179   $ 8,073,617    $ 9,784,796     $ 5,796,104       June 1, 1983     10-36 yrs.

 Office building in
  Beaumont, Texas
  partially leased
  to Petrocon
  Engineering, Inc.        278,801       986,701      1,265,502         530,968       August 11,          30 yrs.
                                                                                         1983

 Office, manufacturing
  and warehouse
  buildings leased to
  Continental Casualty
  Company                1,800,000     6,815,638      8,615,638       5,253,695       October 20,      15-40 yrs.
                                                                                         1983
 Warehouse and
  distribution center
  leased in Salisbury,
  North Carolina           291,540     5,861,639      6,153,179       2,265,158       December 16,        30 yrs.
                                                                                         1983
 Supermarket leased
  to Winn-Dixie
  Stores, Inc.             213,289     1,032,557      1,245,846         477,756       March 12,           30 yrs.
                        ----------   -----------    -----------     -----------          1984
                        $4,294,809   $22,770,152    $27,064,961     $14,323,681
                        ==========   ===========    ===========     ===========



See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 4,
                        a California limited partnership

              SCHEDULE OF REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997




                                              Initial Cost to
                                                Partnership           Decrease In
                                           --------------------          Net
     Description           Encumbrances     Land       Buildings     Investment (c)
     -----------           ------------     ----       ---------     --------------

Direct financing method:

 Manufacturing,
  distribution and
  office buildings
  leased to
  Brodart Co.               $3,054,518   $241,550     $ 6,141,429      $ (226,002)
                            ==========   ========     ===========      ==========


                                Gross Amount at which Carried
                              Carried at Close of Period  (d)
                           ---------------------------------------
     Description                           Total                     Date Acquired
     -----------           ---------------------------------------   -------------

Direct financing method:

 Manufacturing,
  distribution and
  office buildings
  leased to
  Brodart Co.                           $ 6,156,977                  June 15, 1988
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

(b)  Represents writedowns of property to fair value.

(c) The decrease in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment and does not include lease payments received which may be greater or less than such amortization.

(d) At December 31, 1997, the aggregate cost of real estate owned for Federal income tax purposes is $49,794,901.

(e)

                     RECONCILIATION OF REAL ESTATE ACCOUNTED
                         FOR UNDER THE OPERATING METHOD


                                                       December 31,
                                                       ------------
                                                  1996              1997
                                                  ----              ----
     Balance at beginning
         of period                            $27,064,561       $27,064,961
                                              -----------       -----------


     Balance at close of period               $27,064,961       $27,064,961
                                              ===========       ===========



                   RECONCILIATION OF ACCUMULATED DEPRECIATION


                                                       December 31,
                                                       ------------
                                                  1996              1997
                                                  ----              ----
     Balance at beginning
         of period                            $12,626,558       $13,487,845

     Depreciation expense for
         the period                               861,287           835,836
                                              -----------       -----------

     Balance at close of period               $13,487,845       $14,323,681
                                              ===========       ===========

PROPERTIES



     LEASE                                                              TYPE OF OWNERSHIP
    OBLIGOR             TYPE OF PROPERTY           LOCATION                  INTEREST
---------------         ----------------           --------             -----------------

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


CONTINENTAL             Land and Office,           College Station,     Ownership of land
CASUALTY COMPANY        Manufacturing              Texas                and buildings
                        and Warehouse
                        Buildings


BRODART CO.             Land and Manufac-          Williamsport,        Ownership of land
                        turing, Distribution       Pennsylvania         and buildings (1)
                        and Office Buildings
                        - 2 locations


(2)                     Land and Warehouse/        Salisbury,           Ownership of land
                        Distribution Center        North Carolina       and buildings


PETROCON                Land and Office            Beaumont, Texas      Ownership of land
ENGINEERING,            Building                                        and building
INC.


WINN-DIXIE              Land and Supermarket       Leeds, Alabama       Ownership of land
STORES, INC.                                                            and building



(1)   These properties are encumbered by mortgage notes payable.
(2)   This property is vacant.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
    UNITHOLDER MATTERS



              As of December 31, 1997 there were 3,042 holders of record of the Limited Partnership Units of the Partnership. On January 1, 1998, 2,986 holders of Limited Partnership Units exchanged such units for interests in Carey Diversified LLC and 56 holders exchanged such units for Subsidiary Partnership Units. There is no established public trading market for Subsidiary Partnership Units.



              In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1994:


                                      CASH DISTRIBUTIONS PAID PER UNIT
                                      --------------------------------
                                      1995          1996         1997
                                      ----          ----         ----

              First quarter         $  13.43     $  12.20     $  12.28
              Second quarter           13.44        12.22        12.29
              Third quarter            63.50(a)     12.24        12.30
              Fourth quarter           12.15        12.27        38.65(b)
                                    --------     --------     --------
                                    $ 102.52     $  48.93     $  75.52
                                    ========     ========     ========



(a)  Includes a special distribution of $50 per unit.
(b) Includes distributions of $12.31 and $26.34 per Limited Partnership Unit paid in October 1997 and December 1997, respectively.

              On October 16, 1997, the Partnership began the solicitation of consents from limited partners to approve the merger of the Partnership with all of the CPA(R) Partnerships into Carey Diversified LLC, a Delaware limited liability company. Limited Partners were offered the opportunity to vote to approve or disapprove the merger and to choose either interests ("Listed Shares") in the Carey Diversified LLC or interests ("Subsidiary Partnership Units") in the partnership which survived the merger. The solicitation period ended on December 16, 1997. The results of the voting were as follows:

                           UNITS VOTED               UNITS VOTED            UNITS VOTED              UNITS NOT
                           YES                       NO                     ABSTAINING               VOTING
                           ---                       --                     ----------               ------

Merger of Partnership
with Carey Diversified     60,110         70.28%     2,607        3.05%     835           .98%       21,976      25.69%


                                                                       SUBSIDIARY
                           LISTED SHARES                               PARTNERSHIP UNITS
                           -------------                               -----------------

Number of Units
Electing                   83,339                                      2,189